Form 10-K
period 2013-12-31
Goodman Networks Inc
filed 2014-03-31
CIK 1335982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2013

or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from               to

Commission File Number 333-186684

Goodman Networks Incorporated

(Exact name of registrant as specified in its charter)

Texas	74-2949460
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
6400 International Parkway, Suite 1000 Plano, TX	75093
(Address of principal executive offices)	(Zip Code)

972-406-9692

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.*    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer	☐	Accelerated Filer	☐	Non-accelerated Filer	☒	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO   ☒

The aggregate market value of our common stock held by non-affiliates on June 30, 2013 was zero.  The registrant’s equity is not publicly traded.

As of March 28, 2014, there were 869,396 shares of the registrant’s common stock, $0.01 par value, outstanding.

*	The registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, but is not required to file such reports under such sections.

PART I

The terms “we,” “us” and “our” as used in this Annual Report on Form 10-K (this “Annual Report”) refer to Goodman Networks Incorporated and its directly and indirectly owned subsidiaries on a consolidated basis; references to “Goodman Networks” or our “Company” refer solely to Goodman Networks Incorporated and references to “Multiband” refer to our subsidiary, Multiband Corporation.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Annual Report are not statements of historical fact and are forward-looking statements. These forward-looking statements are included throughout this Annual Report, including in the sections entitled “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and relate to matters such as our industry, business strategy, goals and expectations concerning our market position, future operations, revenues, margins, profitability, capital expenditures, liquidity and capital resources and other financial and operating information. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “would,” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. We have based these forward-looking statements on our current assumptions, expectations and projections about future events.

Forward-looking statements involve significant risks and uncertainties that could cause the actual results to differ materially from those anticipated in such statements. Most of these factors are outside our control and difficult to predict. Factors that may cause such differences include, but are not limited to:

•	our reliance on three customers for substantially all of our revenues;
•	our ability to refinance existing indebtedness;
•	our ability to raise additional capital to fund our operations and meet our obligations;
•	our ability to translate amounts included in our estimated backlog into revenue or profits;
•	our ability to maintain our certification as a minority business enterprise;
•	our reliance on subcontractors to perform certain types of services;
•	our ability to maintain proper and effective internal controls;
•	our reliance on a limited number of key personnel who would be difficult to replace;
•	our ability to effectively integrate acquisitions;
•	potential credit risk arising from unsecured credit extended to our customers;
•	economic downturns and the cyclical nature of the telecommunications industry;
•	competition in our industry;
•	rapid regulatory and technological changes in the telecommunications industry; and
•	our substantial level of indebtedness and our ability to generate sufficient cash to service our indebtedness.

For a more detailed discussion of these and other factors that may affect our business and that could cause the actual results to differ materially from those anticipated in these forward-looking statements, see “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein. We caution that the foregoing list of factors is not exclusive, and new factors may emerge, or changes to the foregoing factors may occur, that could impact our business. All subsequent written and oral forward-looking statements concerning our business attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements above. We do not undertake any obligation to update any forward-looking statement, whether written or oral, relating to the matters discussed in this Annual Report except to the extent required by applicable securities laws.

Item 1. Business.

Overview

Since our founding in 2000, we have grown to be a leading national provider of end-to-end network infrastructure and professional services to the wireless telecommunications industry. Our wireless telecommunications services span the full network lifecycle, including the design, engineering, construction, deployment, integration, maintenance, and decommissioning of wireless networks. We perform these services across multiple network infrastructures, including traditional cell towers as well as small cell and distributed antenna systems, or DAS, locations. We also serve the satellite television industry by providing onsite installation, upgrading and maintenance of satellite television systems to both the residential and commercial markets. These highly specialized and technical services are critical to the capability of our customers to deliver voice, data and video services to their end users. For the year ended December 31, 2012, we generated revenues of $609.2 million and a net loss of $2.5 million. For the year ended December 31, 2013, we generated revenues of $931.7 million and a net loss of $43.2 million.

The wireless telecommunications industry is characterized by favorable trends that are driving our growth. This industry is going through an unprecedented and sustained phase of expansion and increased complexity as the number of wireless devices and demand for greater speed and availability of mobile data continues to grow rapidly. Users continue to upgrade to more advanced mobile devices, such as smartphones and tablets, and access more bandwidth-intensive applications. According to the Cisco Visual Networking Index: Global Mobile Data Traffic Forecast Update, 2013-2018, dated February 5, 2014, or the Cisco VNI Mobile Update, mobile data traffic will increase in North America 660% between 2013 and 2018, or an average of over 50% percent annually. By 2018, North American mobile data traffic will reach approximately 3.0 exabytes per month, and the number of Long Term Evolution, or 4G-LTE, annual connections will grow 2.6 times compared to 2013. These developments are creating significant challenges for wireless carriers to manage increasing network congestion and continually deliver a high quality customer experience. In response, carriers, governments and other enterprises are making significant investments in their wireless infrastructures, such as increasing the 4G-LTE capacity of their wireless networks as well as integrating small cell technology and DAS (supporting both Wi-Fi and cellular solutions, within wireless networks). To address the challenges presented by expanding and increasingly complex network infrastructures, wireless carriers and original telecommunications equipment manufacturers, or OEMs, have increased their dependency on an outsourcing model in an effort to control costs, to deploy capital more efficiently and to ensure schedule attainment. We believe our leading reputation and capacity to provide services on a national scale positions us to increase our market share and capitalize on future growth opportunities in the wireless telecommunications industry.

We have established strong, long-standing relationships with Tier-1 wireless carriers and OEMs, including AT&T Mobility, LLC, or AT&T, Alcatel-Lucent USA Inc., or Alcatel-Lucent, and Sprint/United Management Company, or Sprint, as well as DIRECTV. Over the last few years, we have diversified our customer base within the telecommunications industry by leveraging our long-term success and reputation for quality to win new customers such as Nokia Solutions and Networks B.V., or NSN, T-Mobile International AG, or T-Mobile, and Verizon Wireless, or Verizon. We generated nearly all of our revenues over the past several years under master service agreements, or MSAs, that establish a framework, including pricing and other terms, for providing ongoing services. We have also significantly expanded our relationship with Sprint and AT&T and continue to grow our business in new strategic areas. Specifically, we extended our business in October 2013 into Sprint’s enterprise channel by providing end-to-end management of Sprint’s enterprise femtocells application. Currently, we are conducting a number of key strategic small cell trials with multiple top-tier operators that we expect to secure in the first half of 2014. We recently entered into a Cell Site Construction Agreement with a subsidiary of Verizon to provide these services.  We believe our long-standing relationships with our largest customers, which are governed by MSAs that historically have been renewed or extended, provide us with high visibility to our future revenue. During 2013, we also provided small cell or DAS services to over 100 enterprises including higher education institutions, stadiums for professional and collegiate sports events, hotels and resorts, major retailers, hospitals and government agencies.

Our relationship with AT&T Inc. began in 2002 with Cingular Wireless LLC and Southwestern Bell Telephone Company and has subsequently grown in scope. Currently, we provide site acquisition, construction, technology upgrades, fiber backhaul services, or Fiber to the Cell services, and maintenance services for AT&T in nine states, comprising nine distinct AT&T markets, or Turf Markets, pursuant to the Mobility Turf Contract, a multi-year MSA that we entered into with AT&T and have amended and replaced from time to time. On October 30, 2012, approximately two years prior to the scheduled expiration of the Mobility Turf Contract, AT&T extended the term of the Mobility Turf Contract to November 30, 2015.

In November 2009, we entered into an outsourcing arrangement with Alcatel-Lucent whereby we moved 461 U.S.-based engineering and integration specialists from Alcatel-Lucent to our payroll and secured the five-year Alcatel-Lucent Contract, which currently expires on December 31, 2014.

In addition, we have a long-standing 17-year relationship with DIRECTV. In December 2013, we extended our MSA with DIRECTV, which now expires on December 31, 2017.

On a pro forma basis giving effect to the merger with Multiband as if it occurred on January 1, 2012, these three customers generated approximately 94.2% and 87.3% of our revenues for the years ended December 31, 2012 and December 31, 2013, respectively, and we believe our long-standing relationships and multi-year contracts with these customers create a level of predictability and visibility to our future revenue and profitability. Our 18-month estimated backlog, which is based on historical trends, anticipated seasonal impacts and estimates of customer demand based upon communications with our customers, was $1.9 billion as of December 31, 2013. The 18-month estimated backlog as of December 31, 2013 includes $0.4 billion of estimated backlog from DIRECTV.

Our Businesses

We primarily operate through three business segments, Professional Services, Infrastructure Services and Field Services. Through our Professional Services and Infrastructure Services segments, we help wireless carriers and OEMs design, engineer, construct, deploy, integrate, maintain and decommission critical elements of wireless telecommunications networks. Through our Field Services segment, we install, upgrade and maintain satellite television systems for both residential and commercial customers.

For the years ended December 31, 2012 and December 31, 2013, the Professional Services (PS) division generated 13.0% and 12.0% of our revenue, the Infrastructure Services (IS) division generated 87.0% and 76.8% of our revenue and the Field Services (FS) division generated - and 9.5% of our revenue, respectively. Revenues, cost of revenues, gross profit, and gross margin by segment as of and for the three-year period ended December 31, 2013 are as follows (dollars in millions):

	Year Ended December 31,
	2011				2012				2013
	PS	IS	FS	Other	PS	IS	FS	Other	PS	IS	FS	Other
Revenues	$91.7	$637.4	$-	$-	$79.1	$530.1	$-	$-	$111.5	$715.5	$88.2	$16.5
Cost of revenues	$78.4	$532.4	$-	$-	$65.2	$434.1	$-	$-	$91.6	$622.4	$77.9	$14.2
Gross profit	$13.3	$104.9	$-	$-	$13.9	$96.0	$-	$-	$19.9	$93.1	$10.3	$2.3
Gross margin	14.5%	16.5%	0.0%	0.0%	17.6%	18.1%	0.0%	0.0%	17.8%	13.0%	11.7%	13.9%

The following diagram illustrates our customers’ recurring need for the Professional Services and Infrastructure Services we provide:

Wireless Carriers

GoodmanNetworks
Network Knowledge... Delivered.

Network Usage Requirements

Customers' expanding use of data through new devices, services and applications places rapidly increasing demands on the network.

Network Analysis

Wireless carriers monitor and analyze network performance and identify where to provide additional capacity and/or new network equipment.

The need for Goodman Networks' services is identified.

Design & Engineer

Professional Services

Goodman Networks' engineers help wireless carriers design changes to their networks.

- Network design
- Equipment compatibility assessment
- Equipment layout & configuration guidelines

Implement

Infrastructure Services

Goodman Networks' infrastructure specialists implement the network changes.

- **Site acquisition:** Lease negotiations, zoning & permitting
- **Logistics:** Scheduling and delivery of equipment & materials to sites
- **Construction management:** Coordination of physical work on ground & tower
- Technician installation & turn-up of new electronics

Integrate

Professional Services

Goodman Networks' engineers help activate and migrate user traffic onto the new network equipment.

- Migration planning & design
- Equipment & service activation
- Network management database updates
- Fine tuning to optimize coverage

Maintain

Professional & Infrastructure Services

Goodman Networks helps wireless carriers maintain and troubleshoot their networks.

- Network monitoring & dispatch
- Scheduled maintenance

Decommission

Infrastructure Services

Goodman helps carriers remove end-of-life equipment which recaptures facilities, power and capacity for newer technology

- Negotiations of lease terminations/reductions
- Network traffic relocations
- Phyical decommissioning
- Certification of disposal

The wireless network lifecycle is an ongoing and recurring process.

As illustrated in the graphic above, wireless carriers continually monitor network traffic and usage patterns. As they identify network inefficiencies, service problems or capacity constraints, they often engage companies like us to perform maintenance or network enhancements, such as adding equipment to the network, to alleviate the issue.

Professional Services. Our Professional Services segment provides customers with highly technical services primarily related to designing, engineering, integration and performance optimization of transport, or “backhaul,” and core, or “central office,” equipment of enterprise and wireless carrier networks. When a network operator integrates a new element into its live network or performs a network-wide upgrade, a team of in-house engineers from our Professional Services segment can administer the complete network design, equipment compatibility assessments and configuration guidelines, the migration of data traffic onto the new or modified network and the network activation.

In addition, we provide services related to the design, engineering, installation, integration and maintenance of small cell and DAS networks. Our acquisition of the assets of the Custom Solutions Group of Cellular Specialties, Inc., or CSG, was incorporated into our Professional Services segment, which has enhanced our ability to provide end-to-end in-building services from design and engineering to maintenance. Our enterprise small cell and DAS customers often require most or all of the services listed above and may also purchase consulting, post-deployment monitoring, performance optimization and maintenance services.

Infrastructure Services. Our Infrastructure Services segment provides program management services of field projects necessary to deploy, upgrade, maintain or decommission wireless outdoor networks. We support wireless carriers in their implementation of critical technologies such as 4G-LTE, the addition of new macro and small cell sites, increase of capacity at their existing cell sites through additional spectrum allocations, as well as other performance optimization and maintenance activities at cell sites. When a network provider requests our services to build or modify a cell site, our Infrastructure Services segment is able to: (i) handle the required pre-construction leasing, zoning, permitting and entitlement activities for the acquisition of the cell site, (ii) prepare site designs, structural analysis and certified drawings, and (iii) manage the construction or modification of the site including tower-top and ground equipment installation. These services are managed by our wireless project and construction managers and are performed by a combination of scoping engineers, real estate specialists, ground crews, line and antenna crews and equipment technicians, either employed by us or retained by us as subcontractors.

Our Infrastructure Services segment also provides fiber and wireless backhaul services to carriers. Our Fiber to the Cell services connect existing points in the fiber networks of wireline carriers to thousands of cell sites needing the bandwidth and ethernet capabilities for upgrading capacity. Our microwave backhaul services provide a turnkey solution offering site audit, site acquisition, microwave line of sight surveys, path design, installation, testing and activation services. This fiber and wireless backhaul work often involves planning, route engineering, right-of-way (for fiber work) and permitting, logistics, project management, construction inspection, and optical fiber splicing services. Backhaul work is performed to extend an existing optical fiber network, owned by a wireline carrier, typically between several hundred yards to a few miles, to the cell site.

We began operating the following additional segments in connection with the closing of the merger with Multiband:

Field Services. Our Field Services segment provides installation and maintenance services to DIRECTV, commercial customers and a provider of internet wireless service primarily to rural markets. Our wholly owned subsidiary Multiband, which we acquired in August 2013, fulfilled over 1.5 million satellite television installations, upgrade or maintenance work orders during 2013 for DIRECTV, which represented 27.6% of DIRECTV’s outsourced work orders for residents of single-family homes during 2013. We were the second largest DIRECTV in-home installation provider in the United States for the year ended December 31, 2013.

Other Services. The Other Services segment includes our Engineering, Energy & Construction, or EE&C, line of business and, until we disposed of such assets to an affiliate of DIRECTV on December 31, 2013, included the assets related to the Multi-Dwelling Unit, or MDU, line of business.

Engineering, Energy & Construction Services. Our EE&C services include the provision of engineering and construction services for the wired and wireless telecommunications industry, including public safety networks, renewable energy services including wind and solar applications and other design and construction services which are usually done on a project basis.

Multi-Dwelling Unit Services. Our MDU services included the provision of voice, data and video services to residents of MDU facilities as an owner/operator of the rights under the related subscription agreements with those residents. From 2004 until 2013, Multiband operated under a Master System Operator agreement for DIRECTV, through which DIRECTV offered satellite television services to residents of MDUs. On December 31, 2013 we sold the assets related to MDU, or the MDU Assets, from which we provided the MDU services, to DIRECTV for $12.5 million and the assumption of certain liabilities. We continue to perform certain administrative functions for DIRECTV for a limited period of time after which we expect our involvement to cease. We expect our financial results with respect to the MDU services during the first quarter of 2014 to be limited to revenue related to the performance of these transition services.

We intend to integrate the EE&C line of business into our Infrastructure Services and Professional Services segments, and we expect that we will no longer have an Other Services segment.

Our Industries

We participate in the large and growing market for connectivity and wireless telecommunications infrastructure services. We also participate in the satellite pay television installation and maintenance market for both residential and commercial customers as well as provide satellite access links for an internet service provider.

The wireless telecommunications industry is characterized by an escalation in both the number of wireless devices and the demand for those mobile devices to deliver and transmit larger quantities of mobile data traffic. To address those needs, wireless carriers are making significant investments to provide 4G-LTE coverage to their customers and to increase the capacity and performance of their existing networks through measures such as implementing small cell and DAS technology. In order to provide increased wireless network capacity and performance while maintaining flexibility, efficiency and lower costs, many wireless carriers have moved to outsourcing certain of the services required to design, build and maintain their wireless networks.

The U.S market for satellite television subscribers is significant and we expect that the demand for our outsourced installation and maintenance services related to the satellite television market will remain steady as providers continue to upgrade technology and add customers by investing in competitive marketing efforts.

Customers

Although we served over 100 customers in 2013, the vast majority of our revenues are from subsidiaries of AT&T Inc., Alcatel-Lucent and DIRECTV. Our customer list includes several of the largest carriers and OEMs in the telecommunications industry. Revenues earned from customers other than subsidiaries of AT&T Inc., Alcatel-Lucent and DIRECTV grew from 3.7% of our total revenues in the year ended December 31, 2012 to 12.7% of our total revenues for the year ended December 31, 2013. This increase in revenues is the result of acquisitions and inorganic growth.

Revenue concentration by dollar amount and as a percentage of total consolidated revenue, on an actual and a pro forma basis as if the merger with Multiband had occurred on January 1, 2012, is as follows (dollars in thousands):

	Years Ended December 31,
	2011		2012		2013		2012, on a pro forma basis for the merger with Multiband (1)		2013, on a pro forma basis for the merger with Multiband (1)
Revenue From:	Revenue	Percent of Total	Revenue	Percent of Total	Revenue	Percent of Total	Revenue	Percent of Total	Revenue	Percent of Total
Subsidiaries of AT&T Inc.	$650,372	89.2%	$532,082	87.3%	$662,758	71.1%	$532,082	58.9%	$662,758	58.4%
DIRECTV	-	-	-	-	92,425	9.9%	263,754	29.2%	270,329	23.8%
Alcatel-Lucent	72,332	9.9%	55,022	9.0%	57,940	6.2%	55,022	6.1%	57,940	5.1%
	$722,704	99.1%	$587,104	96.3%	$813,123	87.3%	$850,858	94.2%	$991,027	87.3%

(1) Giving effect to the merger with Multiband as if it occurred on January 1, 2012.

AT&T

We provide site acquisition, construction, technology upgrades, Fiber to the Cell and maintenance services for AT&T at cell sites in 9 of 31 distinct Turf Markets as the sole, primary or secondary vendor, pursuant to a multi-year MSA that we entered into with AT&T and have amended and replaced from time to time. We refer to our MSAs with AT&T related to its turf program collectively as the “Mobility Turf Contract.” We have generated an aggregate of approximately $2.4 billion of revenue from subsidiaries of AT&T Inc. collectively for the period from January 1, 2009 through December 31, 2013.

Our Mobility Turf Contract provides for a term expiring on November 30, 2015, and AT&T has the option to renew the contract on a yearly basis thereafter. In connection therewith, AT&T reassigned certain of its Turf Markets, including the assignment to us of two additional Turf Markets, Missouri/Kansas and San Diego, and the assignment of the Pacific Northwest region, which was previously assigned to us, to another company effective December 31, 2011. Although our contract for the Pacific Northwest region expired on December 31, 2011, we continued to provide transitional services to AT&T in the Pacific Northwest region throughout 2012, and thereby concluded that we did not meet the criteria to report the results of operations from the Pacific Northwest as discontinued operations as a result of significant continuing cash flows as of December 31, 2012. During the three months ended March 31, 2013, the transitional services ceased, and accordingly, we have presented the results of operations for the Pacific Northwest region as discontinued operations for all periods presented. The results of operations of the Pacific Northwest now reported as a discontinued operation were previously included within our Infrastructure Services segment.

We provide other services to AT&T in addition to those provided under the Mobility Turf Contract. Those services include the deployment of indoor small cell systems, DAS systems and microwave transmission facilities and central office services. We recently entered into a DAS Installation Services Agreement and Subordinate Material and Services Agreement with a subsidiary of AT&T Inc. to provide these services.  We continually seek to expand our service offerings to AT&T.

DIRECTV

DIRECTV is the largest provider of satellite television services in the United States, with approximately 20.1 million subscribers. DIRECTV has an approximate 20% share in the pay-TV market and an approximate 60% share in the satellite television market. With the acquisition of Multiband, DIRECTV became our second largest customer. The relationship between Multiband and DIRECTV has lasted for over 15 years and is essential to the success of our Field Services segment’s operations. We are one of three in-home installation providers that DIRECTV utilizes in the United States, and during the year ended December 31, 2012, Multiband performed 27.6% of all DIRECTV’s outsourced installation, upgrade and maintenance activities. Our contract with DIRECTV has a term expiring on December 31, 2017, and contains an automatic one-year renewal. Until December 31, 2013, we also provided customer support and billing services to certain of DIRECTV’s customers through our Other Services segment pursuant to a separate agreement.

Alcatel-Lucent

In November 2009, we entered into a five-year MSA with Alcatel-Lucent, or the Alcatel-Lucent Contract. Pursuant to the Alcatel-Lucent Contract, 461 of Alcatel-Lucent’s domestic engineering and integration specialists became employees of Goodman Networks. The Alcatel-Lucent Contract grants us the right to perform, subject to certain conditions, certain deployment engineering, integration engineering and radio frequency engineering services for Alcatel-Lucent in the United States. The outsourcing agreement expires on December 31, 2014, and renews on an annual basis thereafter for up to two additional one-year terms unless notice of non-renewal is first provided by either party.

During 2014, we anticipate that our revenues under the Alcatel-Lucent Contract will continue to decrease compared to the amount that we have historically realized thereunder, correlative with the decline in contractual minimum volume of services under the Alcatel-Lucent Contract.  In addition, Alcatel-Lucent may elect not to renew the Alcatel-Lucent Contract, which may cause Alcatel-Lucent to ramp down the services that we currently provide to it prior to the December 31, 2014 expiration date.  We are currently in negotiations with Alcatel-Lucent to secure additional work; however, if we are unable to come to terms with Alcatel-Lucent regarding such additional work and Alcatel-Lucent decides not to extend the term of the Alcatel-Lucent Contract beyond the expiration date, Alcatel-Lucent may no longer remain a material customer.

Sprint

In May 2012 we entered into an MSA with Sprint, or the Sprint Agreement, to provide decommissioning services for Sprint’s iDEN (push-to-talk) network. We are removing equipment from Sprint’s network that is no longer in use and restoring sites to their original condition. We recognized $11.9 million of revenue during the year ended December 31, 2012 and $34.0 million of revenue during the year ended December 31, 2013, related to the services we provide for Sprint. The Sprint Agreement has an initial term of five years, and automatically renews on a monthly basis thereafter unless notice of non-renewal is provided by either party. As of December 31, 2013, Sprint has formally awarded us decommissioning work on over 8,500 cell sites under the Sprint Agreement. To date, we have completed over 6,000 sites.

Enterprise Customers

We provide services to enterprise customers through our Professional Services segment. These service offerings consist of the design, installation and maintenance of DAS systems to customers such as Fortune 500 companies, hotels, hospitals, college campuses, airports and sports stadiums.

Estimated Backlog

We refer to the amount of revenue we expect to recognize over the next 18 months from future work on uncompleted contracts, including MSAs and work we expect to be assigned to us under MSAs, and based on historical levels of work under such MSAs and new contractual agreements on which work has not begun, as our “estimated backlog.” We determine the amount of estimated backlog for work under MSAs based on historical trends, anticipated seasonal impacts and estimates of customer demand based upon communications with our customers. Our 18-month estimated backlog as of December 31, 2012 was $1.1 billion, and our 18-month estimated backlog as of December 31, 2013 was $1.9 billion, including $0.4 billion of estimated backlog from DIRECTV as of December 31, 2013. We expect to recognize approximately $1.1 billion of our estimated backlog as of December 31, 2013 in the next twelve months. The vast majority of estimated backlog as of December 31, 2013 has originated from multi-year customer relationships, primarily with AT&T, DIRECTV and Alcatel-Lucent.

Because we use the completed contract method of accounting for revenues and expenses from our long-term construction contracts, our estimated backlog includes revenue related to projects that we have begun but not completed performance. Therefore, our estimated backlog contains amounts related to work that we have already performed but not completed.

While our estimated backlog includes amounts under MSA and other service agreements, our customers are generally not contractually committed to purchase a minimum amount of services under these agreements, most of which can be cancelled on short or no advance notice. Therefore, our estimates concerning customers’ requirements may not be accurate. The timing of revenues for construction and installation projects included in our estimated backlog can be subject to change as a result of customer delays, regulatory requirements and other project related factors that may delay completion. Changes in timing could cause estimated revenues to be realized in periods later than originally expected or unrealized. Consequently, our estimated backlog as of any date is not a reliable indicator of our future revenues and earnings. See “Risk Factors—Risks Related to Our Business—Amounts included in our estimated backlog may not result in actual revenue or translate into profits, and our estimated backlog is subject to cancellation and unexpected adjustments and therefore is an uncertain indicator of future operating results.”

Seasonality and Variability of Results of Operations

Historically we have experienced seasonal variations in our business, primarily due to the capital planning cycles of certain of our customers. Generally, AT&T’s annual capital plans are not finalized to the project level until sometime during the first three months of the year, resulting in reduced capital spending in the first quarter relative to the rest of the year. This results in a significant portion of contracts related to our Infrastructure Services segment being completed during the fourth quarter of each year. Because we have adopted the completed contract method, we do not recognize revenue or expenses on contracts until we have substantially completed the contract. Accordingly, a significant portion of our revenues and costs are recognized during the fourth quarter of each year. The recognition of revenue and expenses on contracts that span quarters may also cause our reported results of operations to experience significant fluctuations.

Our Field Services segment’s results of operations may also fluctuate significantly from quarter to quarter. Variations in the Field Services segment’s revenues and operating results occur quarterly as a result of a number of factors, including the number of customer engagements, employee utilization rates, the size and scope of assignments and general economic conditions. Because a significant portion of the Field Services segment’s expenses are relatively fixed, a variation in the number of customer engagements or the timing of the initiation or completion of those engagements can cause significant fluctuations in operating results from quarter to quarter.

As a result, we have historically experienced, and may continue to experience, significant differences in operations results from quarter to quarter. As a result of these seasonal variations and our methodology for the recognition of revenue and expenses on projects, comparisons of operating measures between quarters may not be as meaningful as comparisons between longer reporting periods.

Sales and Marketing

Our customers’ selection of long-term managed services partners is often made at the most senior levels within their executive, operations and procurement teams. Our marketing and business development teams play an important role sourcing and supporting these opportunities as well as maintaining and developing middle-level management relationships with our existing customers. Additionally, our executives and operational leaders play a significant role in maintaining and developing executive-level relationships with our existing and potential customers.

Our corporate business development and diversification strategy is the responsibility of all of the business stakeholders, executive management, operation leaders and the business development organization.

Competition

The markets in which we operate are highly competitive. Several of our competitors are large companies that have significant financial, technical and marketing resources. Within the Professional Services segment, we primarily compete with many smaller specialty engineering, installation and integration companies as well as an engineering group within MasTec, Inc. Within the Infrastructure Services segment, we primarily compete with MasTec, Inc., Bechtel Corporation, Black & Veatch Corporation, Dycom Industries, Inc. and sometimes with OEMs. Within the Field Services segment, we primarily compete with MasTec, Inc. and UniTek Global Services, Inc. We and two of our competitors provide 60% of DIRECTV’s installation services business, with the remaining 40% performed in-house by DIRECTV. DIRECTV provides in-house installation services primarily to rural areas of the United States where it is not profitable for independent installers such as us to operate.

Relatively few significant barriers to entry exist in the markets in which we operate and, as a result, any organization that has adequate financial resources and access to technical expertise may become a competitor. Some of our customers employ personnel to perform infrastructure services of the type we provide. We compete based upon our industry experience, technical expertise, financial and operational resources, nationwide presence, industry reputation and customer service. While we believe our customers consider a number of factors when selecting a service provider, most of their work is awarded through a bid process. Consequently, price is often a principal factor in determining which service provider is selected.

Employees and Subcontractors

As of December 31, 2013, we employed a total of 4,925 persons, 686 of which were employed by our Professional Services segment, 1,055 of which were employed by our Infrastructure Services segment, 2,935 of which were employed by our Field Services segment and the remainder of which provided general corporate services. Additionally, we utilize an extensive network of subcontractor relationships to complete work on certain of our projects. The use of subcontractors allows us to quickly scale our workforce to meet varied levels of demand without significantly altering our full-time employee base.

We attract and retain employees by offering training, bonus opportunities, competitive salaries and a comprehensive benefits package. We believe that our focus on training and career development helps us to attract and retain quality employees. We provide opportunities for promotion and mobility within our organization that we also believe helps us to retain our employees.

Regulations

Our operations are subject to various federal, state, local and international laws and regulations including:

•	licensing, permitting and inspection requirements applicable to contractors, electricians and engineers;
•	regulations relating to worker safety and environmental protection;
•	permitting and inspection requirements applicable to construction projects;
•	wage and hour regulations;
•	regulations relating to transportation of equipment and materials, including licensing and permitting requirements;
•	building and electrical codes;
•	telecommunications regulations relating to our fiber optic licensing business; and
•	special bidding, procurement and other requirements on government projects.

We believe we have all the licenses materially required to conduct our operations, and we are in substantial compliance with applicable regulatory requirements. Our failure to comply with applicable regulations could result in substantial fines or revocation of our operating licenses, as well as give rise to termination or cancellation rights under our contracts or disqualify us from future bidding opportunities.

Item 1A. Risk Factors.

An investment in our 12.125% Senior Secured Notes due 2018, or the notes, involves risks. The risks and uncertainties described below are not the only risks and uncertainties we face. Additional risks not presently known to us or that we currently deem immaterial may also impair our business operations. If any of these risks actually occur, our business, financial condition or results of operations would likely suffer. In such case, the value of the Notes could decline, and you may lose all or part of the money you paid to buy the Notes.

Risks Related to Our Business

We derive substantially all of our revenues from subsidiaries of AT&T Inc., DIRECTV and Alcatel-Lucent. The loss of any of these customers or a reduction in their demand for our services would impair our business, financial condition and results of operations.

We derive substantially all of our revenues from subsidiaries of AT&T Inc., DIRECTV and Alcatel-Lucent. As a percentage of our revenues, we derived our revenue from the following sources over the past three fiscal years:

	Years Ended December 31,
	2011		2012		2013		2012, on a pro forma basis for the merger with Multiband (1)		2013, on a pro forma basis for the merger with Multiband (1)
Revenue From:	Revenue	Percent of Total	Revenue	Percent of Total	Revenue	Percent of Total	Revenue	Percent of Total	Revenue	Percent of Total
Subsidiaries of AT&T Inc.	$650,372	89.2%	$532,082	87.3%	$662,758	71.1%	$532,082	58.9%	$662,758	58.4%
DIRECTV	-	-	-	-	92,425	9.9%	263,754	29.2%	270,329	23.8%
Alcatel-Lucent	72,332	9.9%	55,022	9.0%	57,940	6.2%	55,022	6.1%	57,940	5.1%
	$722,704	99.1%	$587,104	96.3%	$813,123	87.3%	$850,858	94.2%	$991,027	87.3%

(1) Giving effect to the merger with Multiband as if it occurred on January 1, 2012.

Because we derive substantially all of our revenues from these customers, and certain of our services for AT&T are provided on a territory basis, with no required commitment for AT&T to spend a specified amount in such territory with us, we could experience a material adverse effect to our business, financial condition or results of operations if the amount of business we obtain from these customers is reduced. In addition, to the extent that our performance does not meet customer expectations, or our reputation or relationships with our key customers are impaired, we may lose future business with such customers, which would materially adversely affect our ability to generate revenue. Any of these factors could negatively impact our business, financial condition or results of operations.

Amounts included in our estimated backlog may not result in actual revenue or translate into profits, and our estimated backlog is subject to cancellation and unexpected adjustments and therefore is an uncertain indicator of future operating results.

As of December 31, 2013, our estimated backlog through June 30, 2015 was primarily comprised of services anticipated to be performed under MSAs, pursuant to which our customers often have little or no obligation to undertake any work with us and that are cancellable on limited notice. These estimated backlog amounts are based on our estimates and therefore may not result in actual recognition of revenue in the originally anticipated period, or at all. In addition, certain contracts included in our estimated backlog may not be profitable. We may experience variances in the realization of our estimated backlog because of project delays or cancellations resulting from weather conditions, other project deferrals or delays, scope adjustments, external market factors and economic factors beyond our control. If our estimated backlog fails to materialize as anticipated, our business, financial condition or results of operations would be materially and adversely affected. Accordingly, our estimated backlog as of any particular date is an uncertain indicator of future revenue or earnings.

Our results of operations have been variable, which makes it difficult to evaluate our business and to forecast future results.

Our results of operations have been variable, which makes it difficult to evaluate our business and to forecast our future results based upon our historical data. For the years ended December 31, 2010, 2011, 2012 and 2013, we had net income (loss) of $(11.4) million, $19.3 million, $(2.5) million and $(43.2) million, respectively. As evidenced by these financial results, we may be unable to maintain profitability on a consistent basis. Because of the uncertainties related to our operations, we may be hindered in our ability to adapt to increases or decreases in sales, revenues or expenses. If we make poor operational decisions in implementing our business plan, we may not generate revenues or may incur losses, which may materially adversely affect our business, financial condition or results of operations.

Most of our contracts do not obligate our customers to undertake a significant amount, if any, of infrastructure projects or other work with us and may be cancelled on limited notice, so our revenue is not guaranteed.

Substantially all of our revenue is derived from multi-year MSAs. Under our multi-year MSAs, we contract to provide customers with individual project services through work orders within defined geographic areas or scopes of work on a fixed fee. Under these agreements, our customers often have little or no obligation to undertake any infrastructure projects or other work with us. In addition, most of our contracts are cancellable on limited notice, even if we are not in default under the contract. We may hire employees permanently to meet anticipated demand for the anticipated projects that may be delayed or cancelled. Further, our contract with Alcatel-Lucent contains a cross-default provision pursuant to which a default under one of our credit facilities would also constitute a default under our MSA with Alcatel-Lucent, or the Alcatel-Lucent Contract. In addition, many of our contracts, including our service agreements, are periodically open to public bid. We may not be the successful bidder on our existing contracts that are re-bid. We could face a drop in revenues and our business, financial condition or results of operations could be materially adversely affected if:

•	we see a significant decline in the projects customers assign to us under our service agreements;
•	our customers cancel or defer a significant number of projects;
•	we fail to win our existing contracts upon re-bid; or
•	we complete the required work under a significant number of our non-recurring projects and cannot replace them with similar projects.

Our revenues could be negatively affected by reduced support from DIRECTV.

DIRECTV conducts promotional and marketing activities on national, regional and local levels. Due to the Field Services segment’s substantial dependence on DIRECTV, the Field Services segment’s revenues depend, in significant part, on: (i) the overall reputation and success of DIRECTV; (ii) the incentive and discount programs provided by DIRECTV and its promotional and marketing efforts for its products and services; (iii) the goodwill associated with DIRECTV trademarks; (iv) the introduction of new and innovative products by DIRECTV; (v) the manufacture and delivery of competitively-priced, high quality equipment and parts by DIRECTV in quantities sufficient to meet customers’ requirements on a timely basis; (vi) the quality, consistency and management of the overall DIRECTV system; and (vii) the ability of DIRECTV to manage its risks and costs. If DIRECTV does not provide, maintain or improve any of the foregoing, if DIRECTV changes the terms of its incentive and discount programs, or if DIRECTV were sold or reduced or ceased operations, there could be a material adverse effect on our financial condition and results of operations.

If we do not obtain additional capital to fund our operations and obligations, our growth may be limited.

We may require additional capital to fund our operations and obligations. Our business is working capital intensive. As our business has grown, we have managed periods of tight liquidity by accessing capital from our stockholders and their affiliates, some of whom are no longer affiliated with us. Our capital requirements will depend on several factors, including:

•	our ability to enter into new agreements with customers or to extend the terms of our existing agreements with customers, and the terms of such agreements;
•	the success rate of our sales efforts;
•	costs of recruiting and retaining qualified personnel;
•	expenditures and investments to implement our business strategy; and
•	the identification and successful completion of acquisitions.

We may seek additional funds through equity or debt offerings and/or borrowings under lines of credit or other sources, including a possible increase in the borrowing base in the Company’s amended and restated senior secured revolving credit facility, or the Credit Facility. If we cannot raise additional capital, we may have to implement one or more of the following remedies:

•	curtail internal growth initiatives; and
•	forgo the pursuit of acquisitions.

We do not know whether additional financing will be available on commercially acceptable terms, if at all, when needed. If adequate funds are not available or are not available on commercially acceptable terms, our ability to fund our operations, support the growth of our business or otherwise respond to competitive pressures could be significantly delayed or limited, which could materially adversely affect our business, financial condition or results of operations.

Our substantial level of indebtedness could adversely affect our cash flow, our business, financial condition or results of operations and our ability to remain in compliance with financial covenants and fulfill our debt obligations.

We have a significant amount of indebtedness. As of December 31, 2013, we had approximately $327.1 million of indebtedness outstanding (including unamortized discount and premium thereon).

Our substantial indebtedness could have important consequences. For example, it could:

•	make it more difficult for us to satisfy our payment obligations;
•	increase our vulnerability to general adverse economic and industry conditions;
•

require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and changes in the industries we serve and in which we operate;
•	place us at a competitive disadvantage compared to our competitors that have less debt;
•	limit our ability to borrow additional funds for working capital, capital expenditures and other general corporate purposes; and
•	limit our ability to refinance our indebtedness, including the notes.

The Credit Facility and the Indenture impose significant operating and financial restrictions on us that may prevent us from engaging in transactions that might benefit us, including responding to changing business and economic conditions or securing additional financing, if needed.

The terms of the Credit Facility and the Indenture governing the notes, or the Indenture, contain customary events of default and covenants that prohibit us and our subsidiaries from taking certain actions without satisfying certain conditions, financial tests (including a minimum fixed charge coverage ratio) or obtaining the consent of the lenders. These restrictions, among other things, limit our ability to:

•	divest our assets;
•	incur additional indebtedness;
•	create liens against our assets;
•	enter into certain mergers, joint ventures, and consolidations or transfer all or substantially all of our assets;
•	make certain investments and acquisitions;
•	prepay indebtedness;
•	make certain payments and distributions;
•	pay dividends;
•	engage in certain transactions with affiliates; and
•	act outside the ordinary course of business.

In particular, our Credit Facility permits us to borrow up to $50.0 million, subject to borrowing base determinations and certain other restrictions. The Credit Facility contains financial covenants that require that we not permit our annual capital expenditures to exceed $20.0 million (plus any permitted carry over). We are also required to comply with additional financial covenants upon the occurrence of a Triggering Event, as defined in the Credit Facility. A Triggering Event is deemed to have occurred when our undrawn availability under the Credit Facility fails to equal at least $10.0 million measured as of the last day of each month for two consecutive month-ends. A Triggering Event will cease to be continuing when our undrawn availability for three consecutive months equals at least $20.0 million measured as of the last day of each such month. Upon the occurrence and during the continuance of a Triggering Event, beginning with the fiscal quarter ending March 31, 2014, we are required to meet the following financial covenants:

•

maintain, as of the end of each fiscal quarter, for the trailing four quarters then ended, a ratio of EBITDA (as defined in the Credit Facility) less non-financed capital expenditures (but only to the extent made after the occurrence of a Triggering Event) to Fixed Charges (as defined in the Credit Facility) of at least 1.25 to 1.00; and

•

not permit our ratio of total indebtedness to trailing twelve month EBITDA, as of the last day of a fiscal quarter, to exceed 6.00 to 1.00 from January 1, 2014 through June 30, 2014, 5.50 to 1.00 from July 1, 2014 through December 31, 2014, or 5.00 to 1.00 beginning January 1, 2015.

Should we be unable to comply with the terms and covenants of the Credit Facility, we would be required to obtain further modifications of the Credit Facility or secure another source of financing to continue to operate our business. A default could also result in the acceleration of our obligations under the Credit Facility. If that should occur, we may be unable to repay all of our obligations under the Credit Facility, which could force us to sell significant assets or allow our assets to be foreclosed upon. In addition, these covenants may prevent us from engaging in transactions that benefit us, including responding to changing business and economic conditions or securing additional financing, if needed. Our business is capital intensive and, to the extent we need additional financing, we may not be able to obtain such financing at all or on favorable terms, which may adversely affect our business, financial condition or results of operations. Had we been required to meet these ratio tests as of December 31, 2013, we would have met the Fixed Charge Coverage Ratio and would not have met the Leverage Ratio (each as defined in the Indenture and in each case with respect to the ratio required for the fiscal quarter ending March 31, 2014).

Further, the terms of the Indenture governing the notes require us to meet certain ratio tests, on a pro forma basis giving effect to such transactions, before engaging in certain transactions, including incurring additional debt outside of the Credit Facility and making restricted payments, subject, in each case, to certain exceptions. We must meet a Fixed Charge Coverage Ratio of at least 2.00 to 1.00 in order to make restricted payments or incur additional debt, and we must meet a Total Leverage Ratio test of not greater than 2.50 to 1.00 in order to secure any additional debt (each defined in the Indenture). Excluding the merger with Multiband, with respect to which holders of the notes waived compliance with both ratios pursuant to the Consent Letter, we have not entered into any transaction that requires us to meet these tests as of December 31, 2013. Had we been required to meet these ratio tests as of December 31, 2013, we would not have met either the Fixed Charge Coverage Ratio or the Total Leverage Ratio. We do not anticipate that we will meet the Fixed Charge Coverage Ratio unless our EBITDA is increased or until we are able to reduce our fixed charges such as by retiring debt. As a result, we would not be able to make certain restricted payments or incur indebtedness unless (i) we obtain an amendment or waiver to the Indenture and related documents in order to make such restricted payment or incur such indebtedness or (ii) such additional indebtedness or restricted payment were specifically permitted by the Indenture, such as borrowings under the Credit Facility.

As a result of these covenants and restrictions, we are limited in how we conduct our business and we may be unable to raise additional debt financing to compete effectively or to take advantage of new business opportunities. The terms of any future indebtedness we may incur could include more restrictive covenants. We cannot assure you that we will be able to obtain or maintain compliance with these covenants in the future and, if we fail to do so, that we will be able to obtain waivers from the lender and/or amend these covenants.

Failure to manage our planned growth could place a significant strain on our resources.

Our ability to successfully implement our business plan requires an effective plan for managing our future growth. We plan to increase the scope of our operations. Current and future expansion efforts will be expensive and may significantly strain our managerial and other resources and ability to manage working capital. We cannot be certain that our infrastructure will be adequate to support our operations as they expand. To manage future growth effectively, we must manage expanded operations, integrate new personnel and maintain and enhance our financial and accounting systems and controls. If we do not manage growth properly, it could harm our business, financial condition or results of operations and make it difficult for us to satisfy our obligations under the notes.

We may be unsuccessful in achieving our organic growth strategies, which could limit our revenue growth. Our ability to generate organic growth will be affected by, among other factors, our ability to:

•	expand the range of services we offer to customers to address their evolving network needs;
•	attract new customers;
•	increase the number of projects performed for existing customers;
•	achieve the estimated revenue we announced from new customer contracts;
•	hire and retain qualified employees;
•	expand geographically, including internationally; and
•	address the challenges presented by difficult economic or market conditions that may affect us or our customers.

Many of the factors affecting our ability to generate organic growth may be beyond our control, and we cannot be certain that our strategies for achieving internal growth will occur or be successful.

Our business strategy includes the entrance into several markets in which we have little or no experience, which may not be successful and could be costly.

As part of our growth strategy, in addition to our entrance into the satellite television and broadband installation markets in connection with the acquisition of Multiband, we have entered into other markets, including the enterprise and government telecommunications infrastructure markets. We have little or no experience in these markets. As we enter new markets, we will face new technological and operational risks and challenges with which we are unfamiliar and may incur significant costs. Entering new markets requires substantial management efforts and skills to mitigate these risks and challenges. Our lack of experience with certain of these new markets may result in unsuccessful new market entries. If we do not manage our entry into new markets properly, these costs and risks could harm our business, financial condition or results of operations.

If we are unable to integrate the operations of Multiband, or any future acquisitions successfully, our operating results and prospects could be harmed.

We may not be able to successfully integrate the operations of Multiband and if we complete other acquisitions in the future, such acquired companies with our other operations without substantial costs, delays or other operational or financial problems. Integrating acquired companies involves a number of special risks that could materially and adversely affect our business, financial condition, results of operations and prospects, including:

•	failure of acquired companies to achieve the results we expect;
•	diversion of management’s attention from operational matters;
•	difficulties integrating the operations and personnel of acquired companies;
•	uncertainty of entry into markets in which we have limited or no experience and in which competitors have stronger market positions;
•	inability to retain key personnel of acquired companies;
•	risks associated with unanticipated events or liabilities;
•	the potential disruption of our business; and
•	the difficulty of maintaining uniform standards, controls, procedures and policies, including an effective system of internal control over financial reporting.

If one of our acquired companies suffers customer dissatisfaction or performance problems, the reputation of that or our entire company could be materially and adversely affected. In addition, future acquisitions could result in issuances of equity securities that would reduce the ownership interest of our stockholders, the incurrence of debt, contingent liabilities, deferred stock-based compensation or expenses related to the valuation of goodwill or other intangible assets and the incurrence of large, immediate write-offs.

Our failure to continue to be certified as a minority business enterprise could reduce some of the opportunities available to us, which could reduce our revenue growth.

We are currently certified as a minority business enterprise by the National Minority Supplier Development Council. A substantial majority of our common stock is beneficially owned and controlled by persons deemed to be minorities. Certain of our current and potential customers consider the percentage of minority ownership and control of a company when awarding new business. If for any reason we cease to be certified as a minority business enterprise by the National Minority Supplier Development Council or similar organization, then we may lose an advantage and not be selected for future business from current or potential customers who may benefit from purchasing our services as a result of our status as a certified minority business enterprise. The failure to obtain a potential project or customer as a result of our not being a minority business enterprise in the future may have a material adverse effect on our business, financial condition or results of operations.

Our business is seasonal and is affected by the capital planning and spending patterns of our customers, and we have adopted the completed contract method of accounting for construction and installation contracts, all of which expose us to variable quarterly results.

Our results of operations experience significant fluctuations because we have adopted the completed contract method of accounting for revenues and expenses from our construction and installation contracts. Substantially all of our revenues are generated from construction and installation contracts. Because of the nature of our business, the vast majority of contracts are completed during the fourth quarter of each year. Under the completed contract method, we do not recognize revenue or expenses on contracts until we have substantially completed the contract. Accordingly, the vast majority of our revenues and costs are recognized during the fourth quarter of each year. For example, our fourth quarter revenues represented 38.5% of our total revenues for the year ended December 31, 2013. The recognition of revenue and expenses on contracts that span quarters may also cause our reported results of operations to experience significant fluctuations.

Additionally, we have historically experienced seasonal variations in our business, primarily due to the capital planning cycles of certain of our customers. Generally, AT&T’s annual capital plans are not finalized to the project level until sometime during the first three months of the year, resulting in reduced capital spending in the first quarter relative to the rest of the year. As a result, we have historically experienced, and may continue to experience, significant differences in operations results from quarter to quarter.

Our Field Services segment’s results of operations may also fluctuate significantly from quarter to quarter. Variations in our Field Services segment’s revenues and operating results occur quarterly as a result of a number of factors, including the number of customer engagements, employee utilization rates, the size and scope of assignments and general economic conditions. Because a significant portion of our Field Service segment’s expenses are relatively fixed, a variation in the number of customer engagements or the timing of the initiation or completion of those engagements can cause significant fluctuations in operating results from quarter to quarter.

As a result of these seasonal variations and our methodology for the recognition of revenue and expenses on projects, comparisons of operating measures between quarters may not be as meaningful as comparisons between longer reporting periods.

We may not accurately estimate the costs associated with our services provided under fixed price contracts, which could impair our business, financial condition or results of operations.

Substantially all of our revenues are derived from MSAs that are fixed-unit price contracts. Under these contracts, we set the price of our services on a per unit or aggregate basis and assume the risk that the costs associated with our performance may be greater than we anticipated. In addition to MSAs, we enter into contracts that require installation or construction of specified units within an infrastructure system. Under those agreements, we have also contractually agreed to a price per unit. If the actual costs to complete each unit exceed original estimates, our profitability will be adversely affected. These contracts also contain “most favored nation” clauses, which provide that if we perform services similar to those performed under these contracts to another customer on more favorable terms, then we must offer those same terms to our current customers and we might be required to reimburse our customers for amounts they have paid in the past. Future contracts might also contain similar “most favored nation” clauses. We are also required to immediately recognize the full amount of any expected losses on these projects if estimated costs to complete the remaining units for the projects exceed the revenue to be earned on such units. Our profitability is therefore dependent upon our ability to accurately estimate the costs associated with our services. These costs may be affected by a variety of factors, such as lower than anticipated productivity, conditions at the work sites differing materially from what was anticipated at the time we bid on the contract and higher costs of materials and labor resulting from inflation and other factors. These variations, along with other risks inherent in performing fixed-unit price contracts, may cause actual revenues and gross profits for a project to differ from those originally estimated, and as a result, certain agreements or projects could have lower margins than anticipated, or losses if actual costs for our contracts exceed our estimates, which could materially adversely affect our business, financial condition or results of operations.

Project performance issues, including those caused by third parties, or certain contractual obligations may result in additional costs to us, reductions in revenues or the payment of liquidated damages.

Many projects involve challenging engineering, procurement, construction or installation phases that may occur over extended time periods, sometimes over several years. We may encounter difficulties as a result of delays in designs, engineering information or materials provided by the customer or a third party, delays or difficulties in equipment and material delivery, schedule changes, delays from our customer’s failure to timely obtain permits or rights-of-way or meet other regulatory requirements, weather-related delays and other factors, some of which are beyond our control, that impact our ability to complete the project in accordance with the original delivery schedule. In addition, we contract with third-party subcontractors to assist us with the completion of contracts. Any delay or failure by suppliers or by subcontractors in the completion of their portion of the project may result in delays in the overall progress of the project or may cause us to incur additional costs, or both. Delays and additional costs may be substantial and, in some cases, we may be required to compensate the customer for such delays. Delays may also disrupt the final completion of our contracts as well as the corresponding recognition of revenues and expenses therefrom. In certain circumstances, we guarantee project completion by a scheduled acceptance date or achievement of certain acceptance and performance testing levels. Failure to meet any of our schedules or performance requirements could also result in additional costs or penalties, including liquidated damages, and such amounts could exceed expected project profit. In extreme cases, the above-mentioned factors could cause project cancellations, and we may be unable to replace such projects with similar projects or at all. Such delays or cancellations may impact our reputation or relationships with customers, adversely affecting our ability to secure new contracts.

Our subcontractors may fail to satisfy their obligations to us or other parties, or we may be unable to maintain these relationships, either of which may have a material adverse effect on our business, financial condition and results of operations.

We depend on subcontractors to complete work on certain of our projects. There is a risk that we may have disputes with subcontractors arising from, among other things, the quality and timeliness of work performed by the subcontractor, customer concerns about the subcontractor or our failure to extend existing task orders or issue new task orders under a subcontract. In addition, if any of our subcontractors fail to deliver on a timely basis the agreed-upon supplies and/or perform the agreed-upon services, then our ability to fulfill our obligations as a prime contractor may be jeopardized. In addition, the absence of qualified subcontractors with whom we have a satisfactory relationship could adversely affect the quality of our service and our ability to perform under some of our contracts. Any of these factors may have a material adverse effect on our business, financial condition or results of operations.

If the high demand for the limited supply of subcontractors in our industry persists or grows it may lead to higher subcontracting fees and the increased use of prepayment arrangements, which may harm our cash flow and profitability.

The current increase in the demand for deploying, upgrading and maintaining wireless networks and the limited supply of skilled subcontractors has made the competition to recruit qualified subcontractors intense and has led to higher fees for subcontracting services. Beginning in the first quarter of 2013, the increased demand for subcontractors also led to a change in the payment arrangements with certain of our subcontractors, which effectively resulted in an acceleration of our payment terms with these subcontractors. If the high demand for subcontractors persists, our subcontracting fees may continue to grow at a rate faster than we can offset with increased prices for our services, which may harm our profitability. Additionally, more subcontractors may begin requiring us to prepay for services or increase the fees they charge us for services, which could harm our financial condition and results of operations.

Material delays or defaults in customer payments could leave us unable to cover expenditures related to such customer’s projects, including the payment of our subcontractors.

Because of the nature of most of our contracts, we commit resources to projects prior to receiving payments from our customers in amounts sufficient to cover expenditures as they are incurred. In certain cases, these expenditures include paying our subcontractors who perform significant portions of our services. Delays in customer payments may require us to make a working capital investment or obtain advances from our Credit Facility. If a customer defaults in making its payments on a project or projects to which we have devoted significant resources, it could have a material adverse effect on our business, financial condition or results of operations and negatively impact the financial covenants with our lenders.

Certain of our employees and subcontractors work on projects that are inherently dangerous, and a failure to maintain a safe worksite could result in significant losses.

Certain of our project sites can place our employees and others in difficult or dangerous environments, including difficult and hard to reach terrain or locations high above the ground or near large or complex equipment, moving vehicles, high voltage or dangerous processes. Safety is a primary focus of our business and is critical to our reputation. Many of our clients require that we meet certain safety criteria to be eligible to bid on contracts. We maintain programs with the primary purpose of implementing effective health, safety and environmental procedures throughout our company. If we fail to implement appropriate safety procedures or if our procedures fail, our employees, subcontractors and others may suffer injuries. The failure to comply with such procedures, client contracts or applicable regulations could subject us to losses and liability and adversely impact our ability to obtain projects in the future.

Our failure to comply with the regulations of OSHA and other state and local agencies that oversee transportation and safety compliance could materially adversely affect our business, financial condition or results of operations.

The Occupational Safety and Health Administration, or OSHA, establishes certain employer responsibilities, including maintenance of a workplace free of recognized hazards likely to cause death or serious injury, compliance with standards promulgated by OSHA and various recordkeeping, disclosure and procedural requirements. Various standards, including standards for notices of hazards and safety in excavation and demolition work may apply to our operations. We have incurred, and will continue to incur, capital and operating expenditures and other costs in the ordinary course of business in complying with OSHA and other state and local laws and regulations, and could incur penalties and fines in the future, including in extreme cases, criminal sanctions.

While we have invested, and will continue to invest, substantial resources in occupational health and safety programs, our industry involves a high degree of operational risk and is subject to significant liability exposure. We have suffered employee injuries in the past and may suffer additional injuries in the future. Serious accidents of this nature may subject us to substantial penalties, civil litigation or criminal prosecution, and Multiband, which we recently acquired, has an OSHA incident rating higher than industry average. Personal injury claims for damages, including for bodily injury or loss of life, could result in substantial costs and liabilities, which could materially and adversely affect our business, financial condition or results of operations. In addition, if our safety record were to substantially deteriorate, or if we suffered substantial penalties or criminal prosecution for violation of health and safety regulations, customers could cancel existing contracts and not award future business to us, which could materially adversely affect our business, financial condition or results of operations.

We are self-insured against many potential liabilities.

Although we maintain insurance policies with respect to automobile liability, general liability, workers’ compensation and employee group health claims, those policies are subject to high deductibles, and we are self-insured up to the amount of the deductible. Because most claims against us do not exceed the deductibles under our insurance policies, we are effectively self-insured for substantially all claims. In addition, we are self-insured on our medical coverage up to a specified annual maximum of costs. If our insurance claims increase or if costs exceed our estimates of insurance liabilities, we could experience a decline in profitability and liquidity, which would materially adversely affect our business, financial condition or results of operations.

Warranty claims resulting from our services could have a material adverse effect on our business, financial condition or results of operations.

We generally warrant the work we perform within our Professional Services and Infrastructure Services segments for one- to two-year periods following substantial completion of a project, subject to further extensions of the warranty period following repairs or replacements. While costs that we have incurred historically under our warranty obligations have not been material, the costs associated with such warranties, including any warranty related legal proceedings, could have a material adverse effect on our business, financial condition or results of operations.

Our operations may impact the environment or cause exposure to hazardous substances, our properties may have environmental contamination, and our failure to comply with environmental laws, each of which could result in material liabilities.

Our operations are subject to various environmental laws and regulations, including those dealing with the handling and disposal of waste products. Certain of our current and historical construction operations have used hazardous materials and, to the extent that such materials are not properly stored, contained or recycled, they could become hazardous waste. A portion of the work we perform is also in underground environments. If the field location maps supplied to us are not accurate, or if objects are present in the soil that are not indicated on the field location maps, our underground work could strike objects in the soil containing pollutants and result in a rupture and discharge of pollutants and other damages. In such cases, we could be liable for fines or damages. Additionally, some of our contracts require that we assume the environmental risk of site conditions and require that we indemnify our customers for any damages, including environmental damages incurred in connection with our projects.

We may also be subject to claims under various environmental laws and regulations, federal and state statutes and/or common law doctrines for toxic torts and other damage caused by us, as well as for natural resource damages and the investigation and clean up of soil, surface water, groundwater and other media under laws such as the Comprehensive Environmental Response, Compensation, and Liability Act. Such claims may arise, for example, out of current or former conditions at project sites, current or former properties owned or leased by us, and contaminated sites that have always been owned or operated by third parties. Liability may be imposed without regard to fault and may be strict, joint and several, such that we may be held responsible for more than our share of any contamination or other damages, or even for the entire share, and may be unable to obtain reimbursement from the parties causing the contamination.

New environmental laws and regulations, stricter enforcement of existing laws and regulations, the discovery of previously unknown contamination or leaks, or the imposition of new clean-up requirements could also require us to incur significant costs or become the basis for new or increased liabilities that could have a material negative impact on our business, financial condition or results of operations.

Increases in the costs of fuel could reduce our operating margins.

The price of fuel needed to run our vehicles and equipment is unpredictable and fluctuates based on events outside of our control, including geopolitical developments, supply and demand for oil and gas, actions by the Organization of the Petroleum Exporting Countries and other oil and gas producers, war and unrest in oil producing countries, regional production patterns and environmental concerns. Most of our contracts do not allow us to adjust our pricing. Any increase in fuel costs could have a material adverse effect our business, financial position or results of operations. Accordingly, any increase in fuel costs could materially adversely affect our business, financial condition or results of operations.

If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements could be impaired, which could adversely affect our business, financial condition or results of operations.

As a voluntary filer, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. In addition, beginning with our 2014 annual report on Form 10-K to be filed in 2015, we will be required to furnish a report by management on the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. We are in the process of designing, implementing and testing the internal control over financial reporting required to comply with this obligation, which process is time consuming, costly and complicated. In addition, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting beginning with our annual report on Form 10-K following the date on which we are no longer an “emerging growth company,” which may be up to five full years following the date of our public offering of common equity. If we identify material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting when required, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our notes could be negatively affected, and we could become subject to investigations by the Securities and Exchange Commission, or the SEC, or other regulatory authorities, which could require additional financial and management resources.

In connection with the audit of our financial statements for the year ended December 31, 2011 both we and our auditors identified accounting errors and internal control deficiencies that collectively called into question our ability to properly apply the percentage of completion method of accounting to our long-term construction contracts, which is the method that we had historically applied to recognize revenue on our long-term construction contracts. After consultations with KPMG LLP and with the SEC Staff, we concluded that the completed contract method of accounting would be a more appropriate and reliable method under which to recognize revenue from our construction contracts. Accordingly, we restated our financial statements for each of the three years ended December 31, 2011 so that our revenues from construction contracts were recognized using the completed contract method, which we have also applied in the preparation of our financial statements for the years ended December 31, 2012 and 2013. We incurred costs of approximately $8.1 million and $3.4 million of expense for the years ended December 31, 2012 and 2013, respectively, to restate our financial statements and implement processes and procedures to capture results on the completed contract method of accounting.

We evaluated deficiencies identified in connection with the preparation and audit of our consolidated financial statements for the fiscal year ended December 31, 2013 in accordance with the framework developed by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. The following control deficiency represents a material weakness in our internal control over financial reporting as of December 31, 2013:

•

Purchasing and Inventory Management: We did not maintain sufficient controls over our purchasing and inventory management process. Specifically (a) the controls surrounding the tracking of inventory movements between warehouses and job sites was not sufficient to ensure that inventory was appropriately recorded and that inventory not used at job sites was returned to warehouses on a timely basis; and (b) controls and processes to properly match returned inventory to the appropriate project to ensure accurate project costs and profitability either were not present or did not operate effectively.

Our actions to improve internal financial accounting controls may not be sufficient to mitigate these material weaknesses. There may be additional material weaknesses in our control environment now or in the future, requiring corrective action to improve our financial and accounting controls. In addition, implementing any appropriate changes to our internal controls may entail substantial costs in order to modify our existing accounting and information technology systems, may take a significant period of time to complete and may distract our officers, directors and employees from the operation of our business. Any failure to maintain adequate internal control over financial reporting, or consequent inability to produce accurate financial statements, could increase our operating costs and could materially impair our ability to operate our business.

The requirements of being a public reporting company may strain our resources and divert management’s attention.

We only recently began reporting with the SEC. As a voluntary filer, we are subject to a number of the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, and other applicable securities rules and regulations as if we were a public company. Despite recent reforms made possible by the JOBS Act, compliance with these rules and regulations will nonetheless increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, particularly after we are no longer an “emerging growth company.” The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results.

As a result of disclosure of information in filings required of a public reporting company, our business and financial condition will become more visible, which we believe may result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business and operating results could be harmed, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and adversely affect our business, brand and reputation and results of operations.

We also expect that being a public reporting company and these new rules and regulations will make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our Board of Directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers.

The need to establish and maintain the corporate infrastructure demanded of a public reporting company may divert management’s attention from implementing our business and growth strategies, which could prevent us from improving our business, results of operations and financial condition. Based on management’s estimates, we anticipate that we will incur approximately $2.0 million per year of cost as a result of being a debt-only issuer public reporting company, including legal, audit, printing and other costs, although unforeseen circumstances could increase actual costs. These costs are not fully reflected in our audited financial statements.

We depend on a limited number of key personnel who would be difficult to replace.

We depend, in part, on the performance of John Goodman, our Executive Chairman, Ron Hill, our Chief Executive Officer and President, Randal Dumas, our Chief Financial Officer, Cari Shyiak, our Chief Operating Officer, Scott Pickett, our Chief Marketing Officer and Executive Vice President of Strategic Planning and Mergers and Acquisitions, and James L. Mandel, Multiband’s Chief Executive Officer, to operate and grow our business. The loss of any of Messrs. Goodman, Hill, Dumas, Shyiak, Pickett or Mandel could negatively impact our ability to execute our business strategies. Although we have entered into employment agreements with Messrs. Goodman, Hill, Dumas, Shyiak, Pickett and Mandel, we may be unable to retain them or replace any of them if we lose their services for any reason.

If we are unable to attract and retain qualified and skilled employees, we may be unable to operate efficiently, which could materially adversely affect our business, financial condition or results of operations.

Our business is labor intensive, and some of our operations experience a high rate of employee turnover. Given the nature of the highly specialized work we perform, many of our employees are trained in and possess specialized technical skills. At times of low unemployment rates of skilled laborers in the areas we serve, it can be difficult for us to find qualified and affordable personnel. We may be unable to hire and retain a sufficient skilled labor force necessary to support our operating requirements and growth strategy. Our labor expenses may increase as a result of a shortage in the supply of skilled personnel. We may also be forced to incur significant training expenses if we are unable to hire employees with the requisite skills. Labor shortages or increased labor or training costs could materially adversely affect our business, financial condition or results of operations.

In the ordinary course of business, we extend unsecured credit to our customers for purchases of our services or may provide other financing or investment arrangements, which subjects us to potential credit or investment risk that could, if realized, adversely affect our business, financial condition or results of operations.

In the ordinary course of business, we extend unsecured credit to our customers. As of December 31, 2013, this credit amounted to $109.5 million. We may also agree to allow our customers to defer payment on projects until certain milestones have been met or until the projects are substantially completed, and customers typically withhold some portion of amounts due to us as retainage. In addition, we may provide other forms of financing in the future to our customers or make investments in our customers’ projects, typically in situations where we also provide services in connection with the projects. Our payment arrangements with our customers subject us to potential credit risk related to changes in business and economic factors affecting our customers, including material changes in our customers’ revenues or cash flows. These changes may also reduce the value of any financing or equity investment arrangements we have with our customers. If we are unable to collect amounts owed to us, our cash flows would be reduced and we could experience losses if the uncollectible amounts exceeded current allowances. We would also recognize losses with respect to any investments that are impaired as a result of our customers’ financial difficulties. Losses experienced could materially and adversely affect our business, financial condition or results of operations. The risks of collectability and impairment losses may increase for projects where we provide services as well as make a financing or equity investment.

We may be unable to obtain sufficient bonding capacity to support certain service offerings, and the need for performance and surety bonds may reduce our availability under the Credit Facility.

Certain of our contracts require performance and payment bonds. If our business continues to grow, our bonding requirements may increase under these and other contracts we obtain. If we are unable to renew or obtain a sufficient level of bonding capacity in the future, we may be precluded from being able to bid for certain contracts or successfully contract with certain customers. In addition, even if we are able to successfully renew or obtain performance or payment bonds, we may be required to post letters of credit in connection with the bonds, which would reduce availability under the Credit Facility.

Our inability to adequately protect the confidential aspects of our technology and the products and services we sell could materially weaken our operations.

We rely on a combination of trade secret, copyright and trademark laws, license agreements, and contractual arrangements with certain key employees to protect our proprietary rights and the proprietary rights of third parties from whom we license intellectual property. The legal protections afforded to us or the steps that we take may be inadequate to prevent misappropriation of our intellectual property. If it was determined that we have infringed or are infringing on the intellectual property rights of others, we could be required to pay substantial damages or stop selling products and services that contain the infringing intellectual property, which could have a material adverse effect on our business, financial condition and results of operations. In such a case, we may be unable to develop non-infringing technology or obtain a license on commercially reasonable terms, or at all. Our success depends in part on our ability to protect the proprietary and confidential aspects of our technology and the products and services that we sell or utilize.

Claims, lawsuits and proceedings and contract disputes, including those related to our construction business, could materially adversely affect our business, financial condition or results of operations.

We are subject to various claims, lawsuits and proceedings and contract disputes that arise in the ordinary course of business. In particular, our construction activities expose us to increased risk because design, construction or systems failures can result in substantial bodily injury or damage to third parties. These actions may seek, among other things, compensation for alleged personal injury, workers’ compensation, employment discrimination, breach of contract, property damage, punitive damages, civil penalties or other losses, consequential damages, or injunctive or declaratory relief. In addition, pursuant to our service agreements, we generally indemnify our customers for claims related to the services we provide. Claimants may seek large damage awards and defending claims can involve significant costs. When appropriate, we establish reserves against these items that we believe to be adequate in light of current information, legal advice and professional indemnity insurance coverage, and we adjust such reserves from time to time according to case developments. If our reserves are inadequate, or if in the future our insurance coverage proves to be inadequate or unavailable, or if there is an increase in liabilities for which we self-insure, we could experience a reduction in our profitability and liquidity. Furthermore, if there is a customer dispute regarding performance of project services, the customer may decide to delay or withhold payment to us. An adverse determination on any such liability claim, lawsuit or proceeding, or delayed or withheld payments from customers in contract disputes, could have a material adverse effect on our business, financial condition or results of operations. In addition, liability claims, lawsuits and proceedings or contract disputes may harm our reputation or divert management resources away from operating our business.

If we are unable to manage our growth profitably, our business, financial results and cash flow could suffer.

Our future financial results will depend in part on our ability to profitably manage our growth on a combined basis with Multiband. Management will need to maintain existing customers and attract new customers, recruit, retain and effectively manage employees, as well as expand operations and integrate customer support and financial control systems. If integration-related expenses and capital expenditure requirements are greater than anticipated, or if we are unable to manage our growth profitably, our financial results and our cash flow may decline.

The Field Services segment is highly dependent on our strategic alliance with DIRECTV and a major alteration or termination of that alliance could adversely affect our business.

The Field Services segment is highly dependent on our relationship with DIRECTV. Our current MSA with DIRECTV was extended in December 2013 and expires December 31, 2017. The term of this agreement automatically renews for additional one-year periods unless either DIRECTV or we give written notice of termination at least 90 days in advance of expiration of the then current term.

The MSA can be terminated on 180 days’ notice by either party. DIRECTV may also change the terms of this agreement with us, and has done so to Multiband in the past, to terms that are more favorable to DIRECTV. Any adverse alteration or termination of our agreement with DIRECTV would have a material adverse effect on our business. In addition, a significant decrease in the number of jobs we complete for DIRECTV could have a material adverse effect on our business, financial condition and results of operations.

Multiband may have liabilities that are not known, probable or estimable at this time.

As a result of the merger with Multiband, Multiband became our subsidiary and we effectively assumed all of its liabilities, whether or not asserted. There could be unasserted claims or assessments that we failed or were unable to discover or identify in the course of performing due diligence investigations of Multiband. In addition, there may be liabilities that are neither probable nor estimable at this time that may become probable and estimable in the future. Any such liabilities, individually or in the aggregate, could have a material adverse effect on our business. We may learn additional information about Multiband that adversely affects us, such as unknown, unasserted or contingent liabilities and issues relating to compliance with applicable laws.

The merger with Multiband and our recent acquisition of CSG makes evaluating our operating results difficult given the significance of these transactions, and the historical and unaudited pro forma financial information may not give you an accurate indication of how we will perform in the future.

The merger with Multiband and the acquisition of CSG may make it more difficult for us to evaluate and predict our future operating performance. Our historical results of operations do not fully reflect the acquisitions of CSG and Multiband; accordingly, such historical financial information does not necessarily reflect what our financial position, operating results and cash flows will be in the future on a consolidated basis following the acquisitions of CSG and Multiband. While we have included in this Annual Report unaudited pro forma financial information giving effect to the merger with Multiband, such pro forma information does not purport to represent, and should not be relied upon as reflecting, what our financial position, results of operations or cash flows actually would have been if the transactions referred to therein had been consummated on the dates or for the periods indicated, or what such results will be for any future date or any future period.

Our future results of operations could be adversely affected if the goodwill recorded in connection with the merger with Multiband or any recent acquisitions subsequently requires impairment.

Upon completing the merger with Multiband, we recorded an asset called “goodwill” equal to the excess amount we paid for Multiband over the fair values of the assets and liabilities acquired and identified intangible assets to be allocated to Multiband. We also recorded goodwill in connection with the acquisitions of CSG and Design Build Technologies, LLC. The amount of goodwill on our consolidated balance sheet increased substantially as a result of the merger with Multiband. Accounting Standards Codification Topic 350 from the Financial Accounting Standards Board provides specific guidance for testing goodwill and other non-amortized intangible assets for impairment. The testing of goodwill and other intangible assets for impairment requires us to make significant estimates about our future performance and cash flows, as well as other assumptions. These estimates can be affected by numerous factors, including changes in the definition of a business segment in which we operate; changes in economic, industry or market conditions; changes in business operations; changes in competition; or potential changes in the share price of our common stock and market capitalization. Changes in these factors, or changes in actual performance compared with estimates of our future performance, could affect the fair value of goodwill or other intangible assets, which may result in an impairment charge. We cannot accurately predict the amount or timing of any impairment of assets. Should the value of our goodwill or other intangible assets become impaired, it could have a material adverse effect on our consolidated results of operations and could result in our incurring net losses in future periods.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be significantly limited.

As of December 31, 2013, we had federal net operating loss carryforwards, or NOLs, of $76.8 million and state NOLs of $155.9 million. If not used, the federal NOLs will begin to expire in 2027 and the state NOLs will begin to expire in 2014. In addition, as of December 31, 2013, Multiband had generated NOLs of approximately $23.9 million to reduce future federal taxable income and $45.7 million to reduce future state taxable income. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes, such as research tax credits, to offset its post-change income and taxes may be limited. In general, an “ownership change” generally occurs if there is a cumulative change in our ownership by 5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. We have performed a Section 382 study under the Code and determined that Multiband has had a total of five ownership changes since 1999. As a result of these ownership changes, Multiband’s ability to utilize its NOLs is limited. Federal NOLs are limited to a total of $23.9 million, consisting of annual amounts of $1.1 million in 2014 and for each of the years thereafter. State NOLs are limited to a total of approximately $44.1 million.

As of December 31, 2013, the Company did not meet the requirements in accordance with U.S. generally accepted accounting principles, or GAAP, to support that it is more likely than not that some portion or all of the deferred tax assets will be realized; therefore, a valuation allowance of $17.6 million was recorded as of December 31, 2013. The valuation allowance recorded against these NOLs does not limit or preclude the Company from fully utilizing these NOLs should we generate taxable income in future periods.

Risks Related to Our and Our Customers’ Industries

We are vulnerable to economic downturns and the cyclical nature of the telecommunications industry and particularly the wireless telecommunications industry, which could reduce capital expenditures by our customers and result in a decrease in demand for our services.

The demand for our services has been, and will likely continue to be, cyclical in nature and vulnerable to general downturns in the U.S. economy. In addition, because a substantial portion of our revenue is derived from customers within the telecommunications industry, we are vulnerable to the cyclical nature of the telecommunications industry and the capital expenditures of these customers. The wireless telecommunications market, in which many of our existing and potential customers compete, is particularly cyclical in nature and vulnerable to downturns in the overall telecommunications industry. During an economic downturn, our customers may not have the ability or desire to continue to fund capital expenditures for infrastructure, may determine to outsource less work or may have difficulty in obtaining financing. Any of these factors could result in the delay, reduction or cancellation of projects, which could result in decreased demand for our services and could materially adversely affect our business, financial condition or results of operations.

Our profitability and liquidity could decline if our customers reduce spending, are unable to pay for our services or fail to implement new technology.

Stagnant or declining economic conditions have adversely impacted the demand for our services and resulted in the delay, reduction or cancellation of projects and may continue to adversely affect us in the future. In addition, a reduction in cash flows or the lack of availability of debt or equity financing for our customers may result in a reduction in our customers’ spending for our services and may also impact the ability of our customers to pay amounts owed to us. Network services providers, including certain of our customers, may not continue to upgrade their wireless networks as technology advances or maintain and expand their network capacities and coverage. The occurrence of any of these events could have a material adverse effect on our business, financial condition or results of operations and our ability to grow.

Our industries are highly competitive, which may reduce our market share and harm our business, financial condition or results of operations.

Our industries are highly fragmented, and we compete with other companies in most of the markets in which we operate, ranging from small independent firms servicing local markets to larger firms servicing regional and national markets. There are relatively few barriers to entry into certain of the markets in which we operate, and, as a result, any organization that has adequate financial resources and access to technical expertise and skilled personnel may become one of our competitors.

Most of our customers’ work is awarded through a bid process. Consequently, price is often a significant factor in determining which service provider is selected, especially on smaller, less complex projects. Smaller competitors are sometimes able to win bids for these projects based on price alone due to their lower costs and financial return requirements. If we are unsuccessful in bidding on these projects, or if our ability to win such projects requires that we accept lesser margins, our business, financial condition or results of operations could be materially and adversely affected.

We also face competition from existing or prospective customers that employ in-house personnel to perform some of the same types of services we provide. For example, OEMs are increasingly bundling their equipment and software with ongoing services to provide complete managed services to their service provider customers. Our success depends upon the continued trend by our customers to outsource their network design, construction and project management needs. If this trend does not continue or is reversed and communication service providers and network equipment vendors elect to perform more of these tasks themselves, our business, financial condition or results of operations may be adversely affected due to the decline in the demand for our services.

Our business growth depends in part upon demand for wireless data services on wireless networks and related infrastructure build outs and demand for broadband and expanded satellite television services and the overall appeal of DIRECTV’s products and services.

We expect that an important component of our revenue growth will be sales to telecommunications service providers as they build out their network infrastructure and accommodate increased demand for wireless data services. The demand for wireless data services may decrease or may grow more slowly than expected. Any such decrease in the demand or slowing rate of growth could have a material adverse effect on our business. In addition, if the evolution to next generation technology, including small cell and DAS, does not materialize for any reason, such as lack of cost-effectiveness, then this may have an adverse impact on our business growth and revenues. Delays in the introduction of new wireless networks, the failure of these services to gain widespread acceptance or the ineffective marketing of these services may reduce the demand for our services, which could have a material adverse effect on our business, financial condition or results of operations.

We also anticipate that future revenue in the Field Services business will be dependent upon public acceptance of broadband and expanded satellite television services and the overall appeal of DIRECTV’s products and services to consumers. Acceptance of these services is partially dependent on the infrastructure of the internet and satellite television, which is beyond our control. In addition, newer technologies, such as video-on-demand and delivery of programming content over the internet, are being developed, which could have a material adverse effect on our competitiveness in the marketplace if it is unable to adopt or deploy such technologies. A decline in the popularity of existing products and services or the failure of new products and services to achieve and sustain market acceptance could result in reduced overall revenues, which could have a material adverse effect on our business, financial condition and results of operations. Consumer preferences with respect to entertainment are continuously changing, are difficult to predict and can vary over time. DIRECTV’s current products and services may not continue to be popular for any significant period of time, and any new products and services may not achieve commercial acceptance. Changes in consumer preferences may reduce the demand for our services, which could have a material adverse effect on our business, financial condition or results of operations.

Our customers are highly regulated, and the addition of new laws or regulations or changes to existing laws, regulations or technology may adversely impact demand for our services and the profitability of those services.

We derive, and anticipate that we will continue to derive, the vast majority of our revenue from customers in the telecommunications and subscription television industries. Our telecommunications and subscription television customers are subject to legislation enacted by Congress, and regulated by various federal, state and local agencies, including the Federal Communications Commission, and state public utility commissions, and are subject to rapid changes in governmental regulation and technology. These bodies might modify or interpret the application of their laws or regulations in a manner that is different than the way such regulations are currently applied or interpreted and may impose additional laws or regulations. If existing, modified or new laws or regulations have an adverse effect on our customers and adversely impact the profitability of the services they provide, demand for our services may be reduced. Changes in technology may also reduce the demand for the services we provide. The research and development of new and innovative technologically advanced products, including upgrades to current products and new generations of technologies, is a complex and uncertain process requiring high levels of innovation and investment, as well as accurate anticipation of technology and market trends. Our failure to rapidly adopt and master new technologies as they are developed in our industries could have a material adverse effect on our business, financial condition or results of operations.

Mergers, consolidations or other strategic transactions in the wireless communications industry could weaken our competitive position, reduce the number of our customers and adversely affect our business.

The wireless communications industry may continue to experience consolidation and an increased formation of alliances among carriers and between carriers and other entities. Should one of our customers or a competitor, merge, consolidate, partner or enter into a strategic alliance with another carrier, OEM or competitor, this could have a material adverse impact on our business. Such a merger, consolidation, partnership or alliance may cause us to lose a wireless carrier or OEM customer or require us to reduce prices as a result of enhanced customer leverage or changes in the competitive landscape, which would have a negative effect on our business, revenues and profitability. We may not be able to expand our base of customers to offset revenue declines if we lose a material customer. These events could reduce our revenue and adversely affect our operating results.

Risks Related to Our Indebtedness and the Notes

Our substantial level of indebtedness could adversely affect our business, financial condition or results of operations and prevent us from fulfilling our obligations under the notes.

We have a significant amount of indebtedness. As of December 31, 2013, we had approximately $327.1 million of indebtedness outstanding (including unamortized discount and premium thereon).

Our substantial indebtedness could have important consequences to you. For example, it could:

•	make it more difficult for us to satisfy our obligations with respect to the notes;
•	increase our vulnerability to general adverse economic and industry conditions;
•

require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and changes in the industries we serve and in which we operate;
•	place us at a competitive disadvantage compared to our competitors that have less debt;
•	limit our ability to borrow additional funds for working capital, capital expenditures and other general corporate purposes; and
•	limit our ability to refinance our indebtedness, including the notes.

Despite our levels of indebtedness, we may still be able to incur a significant amount of additional debt, which could exacerbate the risks to our financial condition and prevent us from fulfilling our obligations under the notes.

We may be able to incur significant additional indebtedness in the future. Although the credit agreement governing our Credit Facility, or the Credit Agreement, and the Indenture contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions. This may affect our ability to make principal and interest payments on the notes when due. These restrictions also will not prevent us from incurring obligations that do not constitute indebtedness.

We may be unable to generate sufficient cash to service all of our indebtedness, including the notes, and may be forced to take other actions to satisfy our obligations under our indebtedness, which may be unsuccessful.

Our ability to make scheduled payments on our debt obligations or to refinance them depends on our financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We may also be required to obtain the consent of the lenders under our Credit Facility to refinance material portions of our indebtedness, including the notes. We cannot assure you that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness, including the notes, or to otherwise fund our liquidity needs.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness, including the notes. These alternative measures may be unsuccessful and may not permit us to meet our scheduled debt service obligations. If our operating results and available cash are insufficient to meet our debt service obligations, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may be unable to consummate those dispositions or to obtain the proceeds that we could realize from them, and these proceeds may be inadequate to meet any debt service obligations then due. Additionally, the Credit Agreement and the Indenture limit the use of the proceeds from any disposition; as a result, we may not be allowed, under these documents, to use proceeds from such dispositions to satisfy all current debt service obligations.

If we default under our Credit Facility, we may be unable to service our debt obligations.

In the event of a default under our Credit Facility, the lenders could elect to declare all amounts borrowed, together with accrued and unpaid interest and other fees, to be due and payable. If such acceleration occurs, the amounts outstanding under the notes may be accelerated, and we may be unable to repay the amounts due under our Credit Facility or the notes. The events of default under our Credit Facility are customary for financings of this type (subject to customary and appropriate grace periods). An acceleration of our indebtedness under the Credit Facility and the notes could have serious consequences to the holders of the notes and to our financial condition and results of operations, and could cause us to become bankrupt or insolvent.

Indebtedness under our Credit Facility is effectively senior to the notes and any guarantees with regard to the value of the collateral securing the Credit Facility.

As of December 31, 2013 and after giving effect to the amendment to our Credit Facility on September 6, 2013, we had $45.5 million of unused availability under our Credit Facility, which takes into account $4.5 million of outstanding letters of credit, subject to borrowing base determination and the maintenance of certain covenants. Obligations under our Credit Facility are secured by a first-priority lien on our accounts receivables, inventory, related contracts and other rights and other assets related to the foregoing and proceeds thereof, or the Bank Collateral. The notes are secured by a second-priority lien on the Bank Collateral. Any rights to payment and claims by the holders of the notes are, therefore, effectively junior to any rights to payment or claims by our creditors under our Credit Facility with respect to distributions of the Bank Collateral. Only when the obligations under our Credit Facility are satisfied in full will the proceeds of the Bank Collateral be available, subject to other permitted liens, to satisfy obligations under the notes. The notes are also effectively junior in right of payment to any other indebtedness collateralized by a higher priority lien on our assets, to the extent of the realizable value of such collateral.

The Credit Facility will mature prior to the notes, and we will have to refinance or repay any outstanding balance on the Credit Facility prior to repaying the notes.

Prior to the repayment of the notes, we will be required to repay the outstanding balance owed on our Credit Facility, which consists of a $50.0 million total commitment, none of which was borrowed as of December 31, 2013. We had $45.5 million of unused availability and $4.5 million of outstanding letters of credit as of December 31, 2013. If we borrow under the Credit Facility, we may be unable to refinance any of this indebtedness on commercially reasonable terms or at all. If we are unable to repay or refinance any of this indebtedness or obtain new financing under these circumstances, our lenders will be entitled to exercise the remedies provided in the Credit Facility and we will have to consider other options, such as:

•	sales of assets;
•	sales of equity;
•	negotiations with our lenders to restructure the applicable indebtedness; and
•	commencement of voluntary bankruptcy proceedings.

Our debt instruments may restrict, or market or business conditions may limit, our ability to use some of these options. Our failure to pay our obligations with respect to the Credit Facility would also constitute an event of default under the Indenture, which would entitle the holders of the notes to accelerate our obligations with respect to the notes and exercise the remedies provided in the Indenture and security documents relating to the notes.

The right of holders of notes to receive payment on the notes is structurally subordinated to the liabilities of our non-guarantor subsidiaries.

Only our existing and future material domestic subsidiaries guarantee or will guarantee the notes. The notes are structurally subordinated to all indebtedness of our subsidiaries that are not guarantors of the notes. While the Indenture limits the indebtedness and activities of these non-guarantor subsidiaries, holders of indebtedness of, and trade creditors of, non-guarantor subsidiaries, are entitled to payments of their claims from the assets of such subsidiaries before those assets are made available for distribution to us, as direct or indirect shareholder.

Accordingly, in the event that any of our non-guarantor subsidiaries becomes insolvent, liquidates or otherwise reorganizes:

•	our creditors (including the holders of the notes) will have no right to proceed against such subsidiary’s assets; and
•

the creditors of the non-guarantor subsidiaries, including trade creditors, will generally be entitled to payment in full from the sale or other disposal of assets of such non-guarantor subsidiary before we, as direct or indirect shareholder, will be entitled to receive any distributions from such subsidiary.

We may not have the ability to raise the funds necessary to finance the change of control offer or the asset sale offer required by the Indenture governing the notes.

Upon a change of control, subject to certain conditions, we are required to offer to repurchase all outstanding notes at 101% of the principal amount thereof, plus accrued and unpaid interest and additional interest, if any, to the date of repurchase. Further, upon certain asset sales subject to certain conditions and exceptions, we may be required to repurchase any outstanding notes at 100% of the principal amount thereof, plus accrued and unpaid interest and additional interest, if any. The source of funds for the purchases of the notes will be our available cash or other potential sources, including borrowings, proceeds from sales of assets or proceeds from sales of equity. Sufficient funds from such sources may be unavailable at the time of any change of control or asset sale to make required repurchases of the notes tendered. Our future indebtedness agreements may limit our ability to repurchase your notes and/or provide that certain change of control events or asset sales will constitute an event of default thereunder.

Holders of the notes may be unable to determine when a change of control giving rise to their right to have the notes repurchased has occurred following a sale of “substantially all” of our assets.

The definition of change of control in the Indenture includes a phrase relating to the sale of “all or substantially all” of our assets. There is no precise established definition of the phrase “substantially all” under applicable law. Accordingly, the ability of a holder of the notes to require us to repurchase its notes as a result of a sale of less than all our assets to another person may be uncertain.

The intercreditor agreement in connection with the Indenture may limit the rights of the holders of the notes and their control with respect to the Notes Collateral.

The rights of the holders of the notes with respect to the first-priority lien on 100% of the capital stock of all of our future material U.S. subsidiaries and non-voting stock of our future material non-U.S. subsidiaries and 66% of all voting stock of our future material non-U.S. subsidiaries, or, collectively, the Notes Collateral, are substantially limited pursuant to the terms of the intercreditor agreement. Under the intercreditor agreement, if amounts or commitments remain outstanding under our Credit Facility, actions taken in respect of Notes Collateral, including the ability to cause the commencement of enforcement proceedings against such collateral and to control the conduct of these proceedings, will be at the sole direction of the holders of the obligations secured by the first priority liens, subject to certain limitations. As a result, the collateral trustee, on behalf of the holders of the notes, may not have the ability to control or direct these actions, even if the rights of the holders of the notes are adversely affected. The intercreditor agreement also contains certain provisions that restrict the collateral trustee, on behalf of the holders of the notes, from objecting to a number of important matters involving certain of the collateral following a bankruptcy filing by us. After such a filing, the value of the collateral could materially deteriorate.

U.S. bankruptcy laws may limit your ability to realize value from the collateral.

The right of the collateral trustee to repossess and dispose of the Notes Collateral is likely to be significantly impaired by applicable bankruptcy law if a bankruptcy proceeding were to be commenced by or against us. Even if the repossession and disposition has occurred, a subsequent bankruptcy proceeding could give rise to causes of action against the collateral trustee and the holders of the notes. Following the commencement of a case under the United States Bankruptcy Code, as amended, or the Bankruptcy Code, a secured creditor such as the collateral trustee is prohibited from repossessing its security from a debtor in a bankruptcy case, or from disposing of security repossessed from such debtor, without prior bankruptcy court approval, which may not be obtained. Moreover, the Bankruptcy Code permits the debtor to continue to retain and use collateral, and the proceeds, products, rents or profits of the collateral, even though the debtor is in default under the applicable debt instruments so long as the secured creditor is given “adequate protection.” A bankruptcy court may also determine that a secured creditor is not entitled to any compensation or other protection in respect of the diminution in the value of its collateral if the value of the collateral exceeds the amount of the debt it secures.

The meaning of the term “adequate protection” varies according to circumstances, and may include, among other things, cash payments or the granting of additional security, but it is intended generally to protect the value of the secured creditor’s interest in the collateral as of the commencement of the bankruptcy case and is granted in the bankruptcy court’s sole discretion.

Given the uncertainty as to the value of the Notes Collateral at the time any bankruptcy case may be commenced, and in view of the fact that the granting of “adequate protection” varies on a case-by-case basis and remains within the broad discretionary power of the bankruptcy court, it is impossible to predict:

•	how long payments under the notes could be delayed following commencement of a bankruptcy case;
•	whether or when the collateral trustee could repossess or dispose of any collateral; and

•	whether or to what extent the holders of the notes would be compensated for any delay in payment or loss of value of the collateral through any grant of “adequate protection.”

It may be difficult to realize the value of the Notes Collateral.

The Notes Collateral is subject to any and all exceptions, defects, encumbrances, liens and other imperfections as may be accepted from time to time by the collateral trustee and any other creditors that also have the benefit of first priority liens on the Notes Collateral, whether on or after the date the notes are issued. The existence of any such exceptions, defects, encumbrances, liens or other imperfections could adversely affect the value of the Notes Collateral as well as the ability of the collateral trustee to realize or foreclose on such collateral.

The security interest of the collateral trustee is subject to practical problems generally associated with the realization of security interests in collateral. For example, the collateral trustee may need to obtain the consent of a third party to obtain or enforce a security interest in a contract, and the collateral trustee may be unable to obtain any such consent. The consents of any third parties may not be given if required to facilitate a foreclosure on any particular assets. Accordingly, the collateral trustee may not have the ability to foreclose upon such assets and the value of the collateral may significantly decrease.

The value of the Notes Collateral may be insufficient to satisfy our obligations under the notes.

The notes are secured by liens on the Notes Collateral. The value of the collateral and the amount to be received upon a sale of such collateral will depend upon many factors including, among others, the condition of the collateral and the telecommunications industry, the ability to sell the collateral in an orderly sale, the condition of the international, national, and local economies, the availability of buyers and other similar factors. No appraisal of the fair market value of the collateral has been prepared in connection with this Annual Report. You should not rely upon the book value of the collateral as a measure of realizable value for such assets. By their nature, portions of the collateral may be illiquid and may have no readily ascertainable market value. In addition, a significant portion of the collateral includes assets that may only be usable, and thus retain value, as part of our existing operating businesses. Accordingly, any such sale of the collateral separate from the sale of certain operating businesses may not be feasible or have significant value.

There may be insufficient proceeds of collateral to pay off all amounts due under the notes and any other debt that we may issue that would be secured on the same basis as the notes. In addition, to the extent that third parties hold liens (including statutory liens), whether or not permitted by the Indenture, such third parties may have rights and remedies with respect to the Notes Collateral that, if exercised, could reduce the proceeds available to satisfy the obligations under the notes. Consequently, foreclosing on the Notes Collateral may not result in proceeds in an amount sufficient to pay all amounts due under the notes. If the proceeds of any sale of collateral are not sufficient to repay all amounts due on the notes, the holders of the notes (to the extent not repaid from the proceeds of the sale of the Notes Collateral) would have only a senior unsecured claim against our remaining assets.

Additionally, applicable law requires that every aspect of any foreclosure or other disposition of collateral be “commercially reasonable.” If a court were to determine that any aspect of the collateral trustee’s exercise of remedies was not commercially reasonable, the ability of you, as holder of the notes, to recover the difference between the amount realized through such exercise of remedies and the amount owed on the notes may be adversely affected and, in the worst case, you could lose all claims for such deficiency amount.

The Notes Collateral is subject to casualty risks that could reduce its value.

We may insure certain collateral against loss or damage by fire or other hazards. However, we may not maintain or continue such insurance and there are some losses that may be either uninsurable or not economically insurable, in whole or in part. As a result, the insurance proceeds may not compensate us fully for our losses. If there is a total or partial loss of any of the pledged assets, the proceeds received by us in respect thereof may be insufficient to repay the notes. In the event of a total or partial loss of any of the pledged assets, certain items of equipment and inventory may not be easily replaced. Accordingly, even though there may be insurance coverage, the extended period needed to manufacture replacement units or inventory could cause significant delays.

Rights of the holders of the notes in the Notes Collateral may be adversely affected by the failure to perfect security interests in certain collateral.

Applicable law requires that a security interest in certain tangible and intangible assets can only be properly perfected and its priority retained through certain actions. The liens in the Notes Collateral may be unperfected with respect to the claims of the holders of the notes if certain actions necessary to perfect any of these liens are not taken.

In addition, applicable law requires that certain property and rights acquired after the grant of a general security interest, such as rights in real property, can only be perfected at the time such property and rights are acquired and identified. Likewise, any rights acquired in a pending, unpublished intellectual property application may be unrecordable until after the application, or resulting registration, is published. There can be no assurance that the trustee or the collateral trustee will monitor, or that we will inform the trustee or the collateral trustee of, the future acquisition of property and rights that constitute collateral, and that the necessary action will be taken to properly perfect the security interest in such after-acquired collateral. The collateral trustee for the notes has no obligation to monitor the acquisition of additional property or rights that constitute collateral or the perfection of any security interest in favor of the notes against third parties. Failure to perfect any such security interest could result in the loss of such security interest or the priority of the security interest in favor of the notes against third parties.

There are circumstances other than repayment or discharge of the notes under which the Notes Collateral will be released automatically, without your consent or the consent of the collateral trustee.

Under various circumstances, all or a portion of the collateral may be released, including:

•

to enable the sale, transfer or other disposal of such collateral in a transaction not prohibited under the Indenture or our Credit Facility, including the sale of any entity in its entirety that owns or holds such collateral; and

•

with respect to any Bank Collateral, upon any release by the lenders under our Credit Facility of its first priority security interest in such Bank Collateral in connection with the exercise of remedies (other than any such release granted following the discharge of the obligations with respect to our Credit Facility).

We will in most cases have control over the Notes Collateral.

The security documents generally allow us to remain in possession of, to retain exclusive control over, to freely operate and to collect, invest and dispose of any income from, the Notes Collateral. These rights may adversely affect the value of the Notes Collateral at any time.

Ratings of the notes may cause their trading price to fall and affect the marketability of the notes.

A rating agency’s rating of the notes is not a recommendation to purchase, sell or hold any particular security, including the notes. Such ratings are limited in scope and do not comment as to material risks relating to an investment in the notes. An explanation of the significance of such ratings may be obtained from such rating agencies. There is no assurance that such credit ratings will be issued or remain in effect for any given period of time. The rating agencies also may lower, suspend or withdraw ratings on the notes in the future. Holders of the notes will have no recourse against us or any other parties in the event of a change in, or suspension or withdrawal of, such ratings. Any lowering, suspension or withdrawal of such ratings may have an adverse effect on the market prices or marketability of the notes.

If a bankruptcy petition were filed by or against us, holders of the notes may receive a lesser amount for their claim than they would have been entitled to receive under the Indenture governing the notes.

If a bankruptcy petition were filed by or against us under the Bankruptcy Code after the issuance of the notes, the claim by any holder of the notes for the principal amount of the notes may be limited to an amount equal to the sum of:

•	the original issue price for the notes; and
•	that portion of the original issue discount, or OID, on the notes, that does not constitute “unmatured interest” for purposes of the Bankruptcy Code.

Any OID that was not amortized as of the date of the bankruptcy filing would constitute unmatured interest, which may not be an allowable claim in a bankruptcy proceeding involving us. Accordingly, holders of the notes under these circumstances may receive a lesser amount than they would be entitled to under the terms of the Indenture, even if sufficient funds are available.

The ability of the collateral trustee to exercise remedies against the collateral may be limited by terms of agreements to which we are a party.

We do not expect to notify third parties of the security interest of the collateral trustee or to obtain consents from such third parties to the pledge by us of their obligations under any agreements constituting collateral. However, some agreements purport to restrict us from transferring our rights thereunder without the consent of such third parties. We do not expect to seek and obtain consent of third parties. In these cases, the notes will only be secured by such payment and other contractual rights to the extent that Sections 9-406 or 9-408 of the Uniform Commercial Code, or UCC, render such restrictions unenforceable or ineffective. In general,

Section 9-406 of the UCC provides that, with respect to most rights to payment, provisions in agreements purporting to restrict or prohibit the right to pledge accounts receivable, chattel paper, promissory notes and payment intangibles are not enforceable.

Section 9-408 of the UCC would apply to general intangibles that are not payment intangibles but unlike Section 9-406 the override of anti-assignment clauses in Section 9-408 is quite limited and among many other restrictions would not permit the secured party to enforce the general intangible against the counterparty to the contract. However, both Section 9-406 and 9-408 are relatively new provisions with only a limited body of case law to interpret them and it is therefore uncertain the full extent to which these provisions will be available to the collateral trustee. If the collateral trustee is unable to exercise these rights under the UCC or unable to obtain consents, the value of the Notes Collateral as well as the ability of the collateral trustee to realize or foreclose on such collateral in a timely manner may be adversely affected.

The value of the Notes Collateral may be insufficient to entitle holders to payment of post-petition interest.

In the event of a bankruptcy, liquidation, dissolution, reorganization or similar proceeding against us or a guarantor, holders of the notes will be entitled to post-petition interest under the Bankruptcy Code only if the value of the Notes Collateral and any other indebtedness that is secured by an equal and ratable lien on the Notes Collateral, and the obligations under the Credit Facility is greater than the aggregate pre-bankruptcy claims of the secured parties under such shared collateral indebtedness plus the claims of the lenders for post-petition interest pursuant to their right to be paid first from the collateral. Holders of the notes may be deemed to have an unsecured claim if our obligations in respect of the notes exceed our pro rata share of the fair market value of the collateral securing the shared collateral indebtedness after satisfaction of our first priority indebtedness. Holders of the notes that have a security interest in collateral with a value equal or less than the aggregate claims securing the shared collateral indebtedness will not be entitled to post-petition interest under the Bankruptcy Code. In addition, if any payments of post-petition interest were made at the time of such a finding of undercollateralization, such payments could be re-characterized by the bankruptcy court as a reduction of the principal amount of the secured claim with respect to notes. No appraisal of the fair market value of the Notes Collateral has been prepared and, therefore, the value of the collateral trustee’s interest in the collateral may not equal or exceed the principal amount of the notes and the other shared collateral indebtedness. We cannot assure you that there will be sufficient collateral to satisfy our and the subsidiary guarantors’ obligations under the notes.

Intervening creditors may have a perfected security interest in the collateral that could be senior to the rights of holders of the notes.

There is a risk that there may be an intervening creditor that has a perfected security interest in the Notes Collateral, and if there is such an intervening creditor, the lien of such creditor may be entitled to a higher priority than the liens securing the notes. We conducted searches in the appropriate public filing offices to ascertain the existence of any intervening creditors, but we cannot assure you that no intervening creditors exist or that any completed lien searches will reveal any or all existing liens on the Notes Collateral. Any such existing lien, including undiscovered liens, could be significant, could be prior in ranking to the liens securing the notes and could have an adverse effect on the ability of the collateral trustee to realize or foreclose upon the Notes Collateral.

Security interests of the holders of the notes in certain items of present and future collateral may be unperfected, which means that it may not secure our obligation under the notes.

The security interests are or will be unperfected with respect to certain items of collateral that cannot be perfected by the filing of financing statements in each debtor’s jurisdiction of organization, the filing of mortgages, the delivery of possession of certificated securities or the filing of a notice of security interest with the U.S. Patent and Trademark Office or the U.S. Copyright Office or certain other conventional methods to perfect security interests in the United States. Security interests in collateral such as deposit accounts and securities accounts, which require additional actions to perfect liens on such accounts, may be unperfected or may not have priority with respect to the security interests of other creditors. To the extent that the security interests in any items of collateral are unperfected, the rights of the holders of the notes with respect to such collateral are or will be equal to the rights of our general unsecured creditors in the event of any bankruptcy filed by or against us under applicable U.S. federal bankruptcy laws. Our failure to meet our obligations to inform the trustee and the collateral trustee of the future acquisition of property or rights that constitute collateral may constitute a breach under the Indenture, which may result in the acceleration of our obligations under the notes. However, acceleration of such obligations in such situation may not provide an adequate remedy to holders of the notes if the value of the Notes Collateral is impaired by the failure to perfect the security interest in, or create a valid lien with respect to, such after-acquired collateral.

Federal and state fraudulent transfer laws may permit a court to void the notes and the related guarantees, subordinate claims in respect of the notes and the related guarantees and require holders of the notes to return payments received and, if that occurs, you may not receive any payments on the notes.

Federal and state fraudulent transfer and conveyance laws may apply to the issuance of the notes and the incurrence of any guarantees of the notes, including any note guarantees that may be entered into after the date of the issuance of the notes pursuant to the terms of the Indenture. Under federal bankruptcy law and comparable provisions of state fraudulent transfer or conveyance laws, which may vary from state to state, delivery of the notes or the notes guarantees could be voided as a fraudulent transfer or conveyance if (1) we or any guarantor, as applicable, issued the notes or incurred the notes guarantees with the intent of hindering, delaying or defrauding creditors; or (2) we or any guarantor, as applicable, received less than reasonably equivalent value or fair consideration in return for either issuing the notes or incurring the notes guarantees and, in the case of (2) only, one of the following is also true at the time thereof:

•	we or any guarantors, as applicable, were insolvent or rendered insolvent by reason of the issuance of the notes or the incurrence of the notes guarantees;
•	the issuance of the notes or the incurrence of the notes guarantees left us or any guarantor, as applicable, with an unreasonably small amount of capital to carry on the business;
•	we or any guarantor intended to, or believed that we or such guarantor would, incur debts beyond our or such guarantors’ ability to pay such debts as they mature; or
•

we or any guarantor was a defendant in an action for money damages, or had a judgment for money damages docketed against us or such guarantor if, in either case, after final judgment, the judgment is unsatisfied.

A court would likely find that we or a guarantor did not receive reasonably equivalent value or fair consideration for the notes or such note guarantee if we or such guarantor did not substantially benefit directly or indirectly from the issuance of the notes or the applicable notes guarantee. As a general matter, value is given for a transfer or an obligation if, in for the transfer or obligation, property is transferred or an antecedent debt is secured or satisfied. A debtor will generally not be considered to have received value in connection with a debt offering if the debtor uses the proceeds of that offering to make a dividend payment or otherwise retire or redeem equity securities issued by the debtor. We cannot be certain as to the standards a court would use to determine whether or not we or the guarantors were solvent at the relevant time or, regardless of the standard that a court uses, that the issuance of the notes guarantees would not be further subordinated to our or our guarantors’ other debt. Generally, however, an entity would be considered insolvent if, at the time it incurred indebtedness:

•	the sum of its debts, including contingent liabilities, was greater than the fair saleable value of all its assets;
•

the present fair saleable value of its assets was less than the amount that would be required to pay its probable liability on its existing debts, including contingent liabilities, as they become absolute and mature; or

•	it could not pay its debts as they become due.

If a court were to find that the issuance of the notes or the incurrence of the note guarantees was a fraudulent transfer or conveyance, the court could void the payment obligations under the notes or such note guarantee or further subordinate the notes or such note guarantee to presently existing and future indebtedness of ours or the related guarantor, or require the holders of the notes to repay any amounts received with respect to such notes guarantee. In the event of a finding that a fraudulent transfer or conveyance occurred, you may not receive any repayment on the notes. Further, the voidance of the notes could result in an event of default with respect to our and our subsidiaries’ other debt that could result in acceleration of such debt. Although each note guarantee will contain a provision intended to limit that guarantor’s liability to the maximum amount that it could incur without causing the incurrence of obligations under its guarantee to be a fraudulent transfer, this provision may be ineffective to protect those guarantees from being voided under fraudulent transfer law.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our indebtedness service obligations to increase significantly.

Borrowings under the Credit Facility are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our operating income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease.

We are permitted to create unrestricted subsidiaries, which will not be subject to any of the covenants in the Indenture, and we may not be able to rely on the cash flow or assets of those unrestricted subsidiaries to pay our indebtedness.

Unrestricted subsidiaries are not subject to the covenants under the Indenture. Unrestricted subsidiaries may enter into financing arrangements that limit their ability to make loans or other payments to fund payments in respect of the notes. Accordingly, we may not be able to rely on the cash flow or assets of unrestricted subsidiaries to pay any of our indebtedness, including the notes.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

We lease our headquarters in Plano, Texas and other facilities throughout the United States. Our facilities are used for offices, equipment yards, warehouses, storage and vehicle shops. As of December 31, 2013, our Infrastructure Services and Professional Services divisions operate out of 31 offices located in 14 states throughout the United States, all of which are leased. Our Field Services and Other Services divisions operated out of 34 field offices over 18 states as of December 31, 2013. We do not own any of our offices other than Multiband’s headquarters in Minnetonka, Minnesota. We believe that our existing facilities are sufficient for our current needs. In addition, we operate a number of on-site project offices maintained on a temporary basis as the need arises.

Item 3. Legal Proceedings.

We are from time to time party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract and/or property damages, punitive damages, civil penalties or other losses, or injunctive or declaratory relief.

In December 2009, the U.S. Department of Labor sued various individuals that are either stockholders, directors, trustees and/or advisors to DirecTECH Holding Company, Inc., or DTHC, and its Employee Stock Ownership Plan. Multiband was not named in this complaint. In May 2011, three of these individuals settled the complaint with the U.S. Department of Labor (upon information and belief, a portion of this settlement was funded by the individuals’ insurance carrier) in the approximate amount of $8.6 million and those same individuals have filed suit against Multiband for reimbursement of certain expenses. The basis for these reimbursement demands are certain corporate indemnification agreements that were entered into by the former DTHC operating subsidiaries and Multiband. Two of those defendants had their claims denied during the second quarter of 2012, in a summary arbitration proceeding. This denial was appealed and the summary judgment award was overturned by a federal court judge in February 2013. Multiband appealed the federal court’s decision to the Sixth Circuit Court of Appeals. In January 2014, the Sixth Circuit Court of Appeals reversed the decision and reinstated the arbitration award granting summary judgment to Multiband.

On December 23, 2013, a putative Fair Labor Standards Act collective action was filed in the Southern District of Indiana alleging a subcontractor of Multiband, Satellite Direct, and Multiband misclassified a class of installers/technicians of DIRECTV services as independent contractors rather than employees. The remedy sought includes wages over a three-year period. Multiband denies the allegations, has demanded that Satellite Direct indemnify and defend it per Multiband’s 2009 Provider Agreement, and is filing a motion to dismiss the complaint against it for failure to state a claim upon which relief can be granted.

Based upon information currently available, we believe that the ultimate outcome of all current litigation and other claims, including settlements, in the aggregate will not have a material adverse effect on our overall financial condition for purposes of financial reporting.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Holders

There is currently no established public trading market or publicly available quotations for our common stock. As of March 28, 2014, there were 869,396 shares of our common stock outstanding and held of record by approximately twenty holders.

Dividends

We have not paid any dividends on our common stock during the two years ended December 31, 2013. We do not intend to pay any cash dividends on our common stock in the foreseeable future. We currently anticipate that we will retain all of our available cash, if any, for use as working capital and for other general corporate purposes, including to service our debt and to fund the operation of our business. Payment of future dividends, if any, will be at the discretion of our Board of Directors and will depend on many factors, including general economic and business conditions, our strategic plans, our financial results and condition, legal requirements and other factors our Board of Directors deems relevant. The Indenture and our Credit Facility also impose restrictions on our ability to pay dividends.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Material Covenants.”

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information as of December 31, 2013 with respect to compensation plans under which shares of our common stock may be issued. Additional information concerning our share-based compensation plans is presented in Note 11, Share-Based Compensation and Warrants, in the notes to our consolidated financial statements for the years ended December 31, 2011, 2012 and 2013.

Equity Compensation Plan Information

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	548,566	$58.22	391,434	(1)
Equity compensation plans not approved by security holders	-	-	-
Total	548,566	$58.22	391,434
(1)	Represents shares available for issuance under the Goodman Networks Incorporated 2008 Long-Term Incentive Plan.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the year ended December 31, 2013 that were not previously reported on a quarterly report or a current report.

Issuer Purchases of Equity Securities

There were no repurchases of shares of common stock or options to purchase common stock during the three months ended December 31, 2013.

Item 6. Selected Financial Data.

The following consolidated selected financial data is derived from our audited financial statements as of and for the three years ended December 31, 2013 included elsewhere in this Annual Report and from our audited financial statements as of and for the three years ended December 31, 2012 not included in this Annual Report. The following consolidated financial data should be read in conjunction with the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our consolidated financial statements and other financial information included elsewhere in this Annual Report. Our financial results included below and elsewhere in this Annual Report are not necessarily indicative of our future performance.

	Year Ended December 31,
	2010	2011	2012	2013

Statement of Operations Data (1)
Revenues	$320,388	$729,002	$609,227	$931,745
Cost of revenues	279,767	610,784	499,288	806,109
Gross profit	40,621	118,218	109,939	125,636
Selling, general and administrative expenses	53,656	67,450	87,216	121,106
Other operating income (expenses)	749	(4,000)	-	-
Operating income (loss)	(12,286)	46,768	22,723	4,530
Other income	-	-	-	(25)
Interest expense	5,718	20,548	31,998	40,287
Income (loss) before income tax expense	(18,004)	26,220	(9,275)	(35,732)
Income tax expense (benefit)	(6,897)	10,309	(4,176)	7,506
Net income (loss) from continuing operations	(11,107)	15,911	(5,099)	(43,238)
Net income (loss) from discontinued operations	(256)	3,407	2,568	-
Net income (loss) operations	$(11,363)	$19,318	$(2,531)	$(43,238)

Other Financial Data:
EBITDA (2)	$(8,242)	$53,154	$27,912	$14,313
Adjusted EBITDA (2)	$(1,508)	$58,768	$46,567	$25,758
Capital expenditures	4,052	3,227	3,470	4,964

Balance Sheet Data (at period end):
Cash and cash equivalents	$-	$100,637	$120,991	$59,439
Total assets	213,944	301,826	324,159	508,390
Long-term debt (net of current portion)	-	221,401	221,953	330,346
Series C Convertible Redeemable Preferred Stock	28,388	-	-	-
Common stock subject to put options	1,500	-	-	-
Total shareholders' deficit	(37,111)	(95,241)	(92,323)	(135,324)
(1)

During the three months ended March 31, 2013, transitional services ceased on an expired contract with AT&T in the Pacific Northwest region. Accordingly, the results of operations for the Pacific Northwest region are presented as discontinued operations for all periods presented.

(2)

EBITDA represents net income before income tax expense, interest, depreciation and amortization. We present EBITDA because we consider it to be an important supplemental measure of our operating performance and we believe that such information will be used by securities analysts, investors and other interested parties in the evaluation of high yield issuers, many of which present EBITDA when reporting their results. We consider EBITDA to be an operating performance measure, and not a liquidity measure, that provides a measure of operating results unaffected by differences in capital structures, capital investment cycles and ages of related assets among otherwise comparable companies.

We present Adjusted EBITDA, which adjusts EBITDA for items that management does not consider to be reflective of Goodman Networks’ core operating performance, because it may be used by certain investors as a measure of operating performance. Management considers core operating performance to be that which can be affected by managers in any particular period through their management of the resources that affect our underlying revenue and profit generating operations during that period. Adjusted EBITDA adjusts EBITDA to eliminate the impact of certain items, including: (i) share-based compensation (non-cash portion); (ii) certain professional and consultant fees identified in the Indenture; (iii) severance expense (paid to certain senior level employees); (iv) amortization of debt issuance costs; (v) restatement fees and expenses; (vi) a tax gross-up payment made to the Company’s Chief Executive Officer to cover the his tax obligation for an award of common stock and (vii) transaction fees and expenses related to acquisitions.

Because EBITDA and Adjusted EBITDA are not recognized measurements under GAAP, both have limitations as analytical tools. Because of these limitations, when analyzing our operating performance, investors should use EBITDA and Adjusted EBITDA in addition to, and not as an alternative for, net income, operating income or any other performance measure presented in accordance with GAAP. Similarly, investors should not use EBITDA and Adjusted EBITDA as an alternative to cash flow from operating activities or as a measure of our liquidity.

The following table reconciles net income to EBITDA and EBITDA to Adjusted EBITDA:

	Year Ended December 31,
	2011	2012	2013
	(Dollars in thousands)
Net income (loss) from continuing operations	$15,911	$(5,099)	$(43,238)
Income tax expense (benefit)	10,309	(4,176)	7,506
Interest expense	20,548	31,998	40,287
Depreciation and amortization	4,519	3,621	9,758
EBITDA from continuing operations	51,287	26,344	14,313
Income (loss) from discontinued operations, net of tax	3,407	2,568	-
Income tax expense (benefit) from discontinued operations	1,867	1,568	-
EBITDA from discontinued operations	5,274	4,136	-
Total EBITDA	56,561	30,480	14,313
Share-based compensation (a)	1,023	5,629	4,507
Specified professional fees (b)	651	-	-
Severance expense (c)	1,228	-	-
Amortization of debt issuance costs (d)	(695)	(1,195)	(1,990)
Restatement fees and expenses (e)	-	8,075	3,382
Tax gross up on CEO stock grant (f)	-	3,226	-
Acquisition related transaction expenses (g)	-	352	5,546
Adjusted EBITDA	$58,768	$46,567	$25,758
(a)	Represents non-cash expense related to equity-based compensation.
(b)

Includes: (i) third-party consultant fees for a review of various business process and cost improvement initiatives, (ii) third-party consultant fees as a result of an investment in our company by affiliates of The Stephens Group, LLC; (iii) fees paid to an executive recruiting firm; and (iv) operations review expenses.

(c)	Represents severance costs paid to certain senior level employees upon termination of their employment with us.
(d)	Amortization of debt issuance costs is included in interest expense but excluded in the calculation of Adjusted EBITDA per the Indenture.
(e)

Represents accounting advisory and audit fees incurred in connection with completing restatement of our financial statements for the years ended December 31, 2009, 2010 and 2011, and preparing our financial statements for the year ended December 31, 2012, on the completed contract method and modifying our business processes to account for construction projects under the completed contract method going forward.

(f)	Represents a tax gross-up payment made to cover the tax obligation for share grant made to our Chief Executive Officer in connection with his transition into that role.
(g)	Represents fees and expenses incurred relating to our business acquisitions.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and cash flows as of and for the periods presented below. The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report. This discussion contains forward-looking statements that are based on beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results may differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Annual Report, particularly in the section entitled “Risk Factors.” See “Cautionary Statement Regarding Forward-Looking Statements.”

Overview

We are a leading national provider of end-to-end network infrastructure and professional services to the wireless telecommunications industry. Our wireless telecommunications services span the full network lifecycle, including the design, engineering, construction, deployment, integration, maintenance, and decommissioning of wireless networks. We perform these services across multiple network infrastructures, including traditional cell towers as well as next generation small cell and distributed antenna systems, or DAS, locations. We also serve the satellite television industry by providing onsite installation, upgrading and maintenance of satellite television systems to both the residential and commercial markets customers. These highly specialized and technical services are critical to the capability of our customers to deliver voice, data and video services to their end users.

We operate from a broad footprint, having provided services during 2013 in all 50 states. As of December 31, 2013, we employed approximately 5,000 people, including approximately 2,100 technicians and 550 engineers, and operated 65 regional offices and warehouses. During the year ended December 31, 2013, we completed over 65,000 telecommunications projects and fulfilled over 1.5 million satellite television installations, upgrade or maintenance work orders. We have established strong, long-standing relationships with Tier-1 wireless carriers and original telecommunications equipment manufacturers, or OEMs, including AT&T Mobility, LLC, or AT&T, Alcatel-Lucent USA Inc., or Alcatel-Lucent, Sprint/United Management Company, or Sprint, as well as DIRECTV. Over the last few years, we have diversified our customer base within the telecommunications industry by leveraging our long-term success and reputation for quality to win new customers such as Nokia Solutions and Networks B.V., or NSN, T-Mobile International AG, or T-Mobile, and Verizon. We generated nearly all of our revenues over the past several years under master service agreements, or MSAs, that establish a framework, including pricing and other terms, for providing ongoing services. We believe our long-standing relationships with our largest customers, which are governed by MSAs that historically have been renewed or extended, provide us with high visibility to our future revenue. During 2013, we also provided small cell or DAS services to over 100 enterprises including higher education institutions, stadiums for professional and collegiate sports events, hotels and resorts, major retailers, hospitals and government agencies.

Significant Transactions

Merger with Multiband Corporation

On August 30, 2013, we completed a merger with Multiband Corporation, or Multiband, pursuant to which Multiband became a wholly owned subsidiary of Goodman Networks. The aggregate purchase price, excluding merger-related fees and expenses, was approximately $101.1 million. Upon the closing of the merger, Multiband and its subsidiaries became restricted subsidiaries and guarantors under the indenture, or the Indenture, governing the Company’s 12.125% senior secured notes due 2018, or the notes, and the Company’s amended and restated senior secured revolving credit facility, or the Credit Facility. To fund the merger with Multiband, the Company, sold an additional $100 million of senior secured notes due 2018, or the tack-on notes, under terms substantially identical to the $225 million in aggregate principal amount of notes issued in June 2011, or the original notes. The Company paid the remainder of the merger consideration from cash on hand.

Disposition of the MDU Assets

On December 31, 2013, the Company sold certain assets to DIRECTV MDU, LLC, or DIRECTV MDU, and DIRECTV MDU assumed certain liabilities of the Company, related to the division of the Company’s business involved with the ownership and operation of subscription based video, high-speed internet and voice services and related call center functions to multiple dwelling unit customers, lodging and institution customers and commercial establishments, or, such assets, collectively, the MDU Assets. The operations of the MDU Assets were previously reported in the Company’s “Other Services” segment. In consideration for the MDU Assets, DIRECTV MDU paid the Company $12.5 million and additional non-cash consideration including an extension of the existing Multiband/DIRECTV HSP Agreement, resulting in a four-year remaining term ending on December 31, 2017, as well as the assumption of certain liabilities.

Acquisition of Design Build Technologies

On August 8, 2013, we acquired the assets of Design Build Technologies, LLC, or DBT, one of our former subcontractors in the southeast region of the United States, for $1.3 million in cash together with earn-out payments of up to an aggregate of $0.9 million over a period of 18 months. We received certain assets, tower crews, and non-compete agreements from the owner of DBT, who became an employee of our Company upon the close of the transaction.

Acquisition of the Custom Solutions Group of Cellular Specialties, Inc.

On February 28, 2013, we completed the acquisition of the Custom Solutions Group of Cellular Specialties, Inc., or CSG, which provides indoor and outdoor wireless distributed antenna system, or DAS, and carrier Wi-Fi solutions, services, consultations and maintenance. The purchase price consisted of $18.0 million in cash, earn-out payments of up to an aggregate of $17.0 million through December 31, 2015 and the assumption of certain liabilities related to the acquired business. We believe the acquisition will help better serve our customers’ evolving needs by addressing the increasingly used small cell and DAS offload solutions.

Operating Segments

Prior to the merger with Multiband, we operated our business in two segments: Professional Services and Infrastructure Services.

Professional Services. Our Professional Services segment provides customers with highly technical services primarily related to designing, engineering, integration and performance optimization of transport, or “backhaul,” and core, or “central office,” equipment of enterprise and wireless carrier networks. When a network operator integrates a new element into its live network or performs a network-wide upgrade, a team of in-house engineers from our Professional Services segment can administer the complete network design, equipment compatibility assessments and configuration guidelines, the migration of data traffic onto the new or modified network and the network activation.

In addition, we provide services related to the design, engineering, installation, integration and maintenance of small cell and DAS networks. Our acquisition of CSG was incorporated into our Professional Services segment, which has enhanced our ability to provide end-to-end in-building services from design and engineering to maintenance. Our enterprise small cell and DAS customers often require most or all of the services listed above and may also purchase consulting, post-deployment monitoring, performance optimization and maintenance services.

Infrastructure Services. Our Infrastructure Services segment provides program management services of field projects necessary to deploy, upgrade, maintain or decommission wireless outdoor networks. We support wireless carriers in their implementation of critical technologies such as long-term evolution, or 4G-LTE, the addition of new macro and small cell sites, increase of capacity at their existing cell sites through additional spectrum allocations, as well as other optimization and maintenance activities at cell sites. When a network provider requests our services to build or modify a cell site, our Infrastructure Services segment is able to: (i) handle the required pre-construction leasing, zoning, permitting and entitlement activities for the acquisition of the cell site, (ii) prepare site designs, structural analysis and certified drawings and (iii) manage the construction or modification of the site including tower-top and ground equipment installation. These services are managed by our wireless project and construction managers and are performed by a combination of scoping engineers, real estate specialists, ground crews, line and antenna crews and equipment technicians, either employed by us or retained by us as subcontractors.

Our Infrastructure Services segment also provides fiber and wireless backhaul services to carriers. Our fiber backhaul services, or Fiber to the Cell services, connect existing points in the fiber networks of wireline carriers to thousands of cell sites needing the bandwidth and ethernet capabilities for upgrading capacity. Our microwave backhaul services provide a turnkey solution offering site audit, site acquisition, microwave line of sight surveys, path design, installation, testing and activation services. This fiber and wireless backhaul work often involves planning, route engineering, right-of-way (for fiber work) and permitting, logistics, project management, construction inspection and optical fiber splicing services. Backhaul work is performed to extend an existing optical fiber network owned by a wireline carrier, typically between several hundred yards to a few miles, to the cell site.

We began operating the following additional segments in connection with the closing of the merger with Multiband:

Field Services. Our Field Services segment provides installation and maintenance services to DIRECTV, commercial customers and a provider of internet wireless service primarily to rural markets. Our wholly owned subsidiary Multiband, which we acquired in August 2013, fulfilled over 1.5 million satellite television installations, upgrade or maintenance work orders during 2013 for DIRECTV, which represented 27.6% of DIRECTV’s outsourced work orders for residents of single-family homes during 2013. We were the second largest DIRECTV in-home installation provider in the United States for the year ended December 31, 2013.

Other Services. The Other Services segment includes our Engineering, Energy & Construction, or EE&C, line of business and, until we disposed of the MDU Assets to DIRECTV MDU on December 31, 2013, included the Multi-Dwelling Unit, or MDU, line of business. See “Significant Transactions—Disposition of the MDU Assets” above for a description of the disposition of certain assets related to the MDU services.

Engineering, Energy & Construction Services. Our EE&C services include the provision of engineering and construction services for the wired and wireless telecommunications industry, including public safety networks, renewable energy services including wind and solar applications and other design and construction services which are usually done on a project basis.

Multi-Dwelling Unit Services. Our MDU services included the provision of voice, data and video services to residents of MDU facilities as an owner/operator of the rights under the related subscription agreements with those residents. From 2004 until 2013, Multiband operated under a Master System Operator agreement for DIRECTV, through which DIRECTV offered satellite television services to residents of MDUs. On December 31, 2013 we sold the MDU Assets, from which we provided the MDU services, to an affiliate of DIRECTV for $12.5 million and the assumption of certain liabilities. We continue to perform certain other MDU services for DIRECTV through our Field Services segment.

We intend to integrate the EE&C line of business with our Infrastructure Services and Professional Services segments, and we expect that we will no longer have an Other Services segment beginning in 2014.

Customers

For the year ended December 31, 2013, we provided services to customers across 47 states. Following our acquisition of Multiband, we began providing services to DIRECTV. The vast majority of our revenues were related to our MSAs with a subsidiary of AT&T Inc. and Alcatel-Lucent. For the years ended December 31, 2011, 2012 and 2013, subsidiaries of AT&T Inc., Alcatel-Lucent and DIRECTV combined to provide 99.1%, 96.3% and 87.3% of our revenues, respectively.

AT&T

We provide site acquisition, construction, technology upgrades, Fiber to the Cell and maintenance services for AT&T Mobility, LLC, or AT&T, at cell sites in 9 of 31 distinct AT&T markets, or Turf Markets, as the sole, primary or secondary vendor, pursuant to a multi-year MSA that we entered into with AT&T and have amended and replaced from time to time. We refer to our MSAs with AT&T related to its turf program collectively as the “Mobility Turf Contract.” We have generated an aggregate of approximately $2.4 billion of revenue from subsidiaries of AT&T Inc. collectively for the period from January 1, 2009 through December 31, 2013.

Our Mobility Turf Contract provides for a term expiring on November 30, 2015, and AT&T has the option to renew the contract on a yearly basis thereafter. In connection therewith, AT&T reassigned certain of its Turf Markets, including the assignment to us of two additional Turf Markets, Missouri/Kansas and San Diego, and the assignment of the Pacific Northwest region, which was previously assigned to us, to another company effective December 31, 2011. Although our contract for the Pacific Northwest region expired on December 31, 2011, we continued to provide transitional services to AT&T in the Pacific Northwest region throughout 2012, and thereby concluded that we did not meet the criteria to report the results of operations from the Pacific Northwest as discontinued operations as a result of significant continuing cash flows as of December 31, 2012. During the three months ended March 31, 2013, the transitional services ceased, and accordingly, we have presented the results of operations for the Pacific Northwest region as discontinued operations for all periods presented. The results of operations of the Pacific Northwest now reported as a discontinued operation were previously included within our Infrastructure Services segment.

We provide other services to AT&T in addition to those provided under the Mobility Turf Contract. Those services include the deployment of indoor small cell systems, DAS systems and microwave transmission facilities and central office services. We recently entered into a DAS Installation Services Agreement and Subordinate Material and Services Agreement with a subsidiary of AT&T Inc. to provide these services.  We continually seek to expand our service offerings to AT&T.

DIRECTV

With the acquisition of Multiband, DIRECTV became our second largest customer. The relationship between Multiband and DIRECTV has lasted for over 17 years and is essential to the success of Multiband’s business operations. We are one of three in-home installation providers that DIRECTV utilizes in the United States, and during the year ended December 31, 2013, Multiband performed 27.6% of all DIRECTV’s outsourced installation, upgrade and maintenance activities. Our contract with DIRECTV has a term expiring on December 31, 2017, and contains an automatic one-year renewal. Until December 31, 2013, we also provided customer support and billing services to certain of DIRECTV’s customers through our Other Services segment pursuant to a separate arrangement.

Alcatel-Lucent

In November 2009, we entered into a five-year MSA with Alcatel-Lucent, or the Alcatel-Lucent Contract. Pursuant to the Alcatel-Lucent Contract, 461 of Alcatel-Lucent’s domestic engineering and integration specialists became employees of Goodman Networks. The Alcatel-Lucent Contract grants the right to perform, subject to certain conditions, certain deployment engineering, integration engineering and radio frequency engineering services for Alcatel-Lucent in the United States. The outsourcing agreement expires on December 31, 2014, and renews on an annual basis thereafter for up to two additional one-year terms unless notice of non-renewal is first provided by either party. Under the terms of the Alcatel-Lucent Contract, Alcatel-Lucent is required to purchase a minimum level of services from us, which amount corresponds to the number of employees we are required to commit to Alcatel-Lucent’s projects under the Alcatel-Lucent Contract, and is subject to decline at a predetermined rate that accelerates in the event of attrition of certain of our employees that were formerly employed by Alcatel-Lucent. Although these contractual minimum levels of work decline over time, the amount of work we have performed for Alcatel-Lucent has consistently exceeded these contractual minimum levels.

During 2014, we anticipate that our revenues under the Alcatel-Lucent Contract will continue to decrease compared to the amount that we have historically realized thereunder, correlative with the decline in contractual minimum levels of services described above. In addition, Alcatel-Lucent may elect not to renew the Alcatel-Lucent Contract, which may cause Alcatel-Lucent to ramp down the services that we currently provide to it prior to the December 31, 2014 expiration date. We are currently in negotiations with

Alcatel-Lucent to secure additional work; however, if we are unable to come to terms with Alcatel-Lucent regarding such additional work and Alcatel-Lucent decides not to extend the term of the Alcatel-Lucent Contract beyond the expiration date, Alcatel-Lucent may no longer remain a material customer.

Sprint

In May 2012 we entered into an MSA with Sprint to provide decommissioning services for Sprint’s iDEN (push-to-talk) network. We are removing equipment from Sprint’s network that is no longer in use and restoring sites to their original condition. We recognized $11.9 million of revenue during the year ended December 31, 2012 and $34.0 million of revenue during the year ended December 31, 2013, related to the services we provide for Sprint.

Enterprise Customers

We provide services to enterprise customers through our Professional Services segment. These service offerings consist of the design, installation and maintenance of DAS systems to customers such as Fortune 500 companies, hotels, hospitals, college campuses, airports and sports stadiums.

Key Components of Operating Results

The following is a discussion of key line items included in our financial statements for the periods presented below under the heading “Results of Operations.” We utilize revenues, gross profit, net income and earnings before interest, income taxes, depreciation and amortization, or EBITDA, as significant performance indicators.

Estimated Backlog

We refer to the amount of revenue we expect to recognize over the next 18 months from future work on uncompleted contracts, including MSAs and work we expect to be assigned to us under MSAs, and based on historical levels of work under such MSAs and new contractual agreements on which work has not begun, as our “estimated backlog.” We determine the amount of estimated backlog for work under MSAs based on historical trends, anticipated seasonal impacts and estimates of customer demand based upon communications with our customers. Our 18-month estimated backlog as of December 31, 2012 was $1.1 billion, and our 18-month estimated backlog as of December 31, 2013 was $1.9 billion, including $0.4 billion of estimated backlog from DIRECTV as of December 31, 2013. We expect to recognize approximately $1.1 billion of our estimated backlog as of December 31, 2013 in the next twelve months. The vast majority of estimated backlog as of December 31, 2013 has originated from multi-year customer relationships, primarily with AT&T, DIRECTV and Alcatel-Lucent.

Because we use the completed contract method of accounting for revenues and expenses from our long-term construction contracts, our estimated backlog includes revenue related to projects that we have begun but not completed performance. Therefore, our estimated backlog contains amounts related to work that we have already performed but not completed.

While our estimated backlog includes amounts under MSA and other service agreements, our customers are generally not contractually committed to purchase a minimum amount of services under these agreements, most of which can be cancelled on short or no advance notice. Therefore, our estimates concerning customers’ requirements may not be accurate. The timing of revenues for construction and installation projects included in our estimated backlog can be subject to change as a result of customer delays, regulatory requirements and other project related factors that may delay completion. Changes in timing could cause estimated revenues to be realized in periods later than originally expected or unrealized. Consequently, our estimated backlog as of any date is not a reliable indicator of our future revenues and earnings. See “Risk Factors—Risks Related to Our Business—Amounts included in our estimated backlog may not result in actual revenue or translate into profits, and our estimated backlog is subject to cancellation and unexpected adjustments and therefore is an uncertain indicator of future operating results.”

Revenues

Our revenues are generated primarily from projects performed under MSAs including the design, engineering, construction, deployment, integration, maintenance, and decommissioning of wireless networks. Our MSAs generally contain customer-specified service requirements, such as discrete pricing for individual tasks as well as various other terms depending on the nature of the services provided, and typically provide for termination upon short or no advance notice.

Our revenues fluctuate as a result of the timing of the completion of our projects and changes in the capital expenditure and maintenance budgets of our customers, which may be affected by overall economic conditions, consumer demands on telecommunications and satellite television providers, the introduction of new technologies, the physical maintenance needs of our customers’ infrastructure and the actions of the government, including the Federal Communications Commission and state agencies. A significant portion of our revenues and costs in our Infrastructure Services segment are recognized during the fourth quarter of each year as we complete the most contracts in that segment during such time. See “—Seasonality,” herein.

Our Professional Services segment revenues are derived from wireless and wireline services through engineers who specialize in network architecture, transformation, reliability and performance. Until our acquisition of CSG in February 2013, the vast majority of our revenues for the Professional Services segment were attributable to work performed pursuant to the Alcatel-Lucent Contract. The acquisition of the assets of CSG expanded our revenues from enterprise, small cell and DAS customers.

Our Infrastructure Services segment revenues are derived from project management, site acquisition, architecture and engineering, construction management, equipment installation and drive-testing verification services. The vast majority of the revenues we earn in our Infrastructure Services segment are from subsidiaries of AT&T Inc. and are primarily comprised of work performed under the Mobility Turf Contract. Substantially all of our revenues are earned under fixed-unit price contracts. We have historically had success in certain circumstances seeking price adjustments from customers to avoid losses on projects undertaken pursuant to these contracts.

Our Field Services segment revenues are derived from the installation and service of DIRECTV video programming systems for residents of single family homes through work order fulfillment under a contract with DIRECTV.

The following table presents our gross deferred revenue and deferred cost balances as of December 31, 2012 and 2013, which have been presented net on a project basis in the accompanying financial statements (in thousands):

	December 31, 2012	December 31, 2013

Deferred revenue (gross)	$(237,380)	$(197,854)
Deferred cost (gross)	222,608	251,421
Net deferred cost / (deferred revenue)	$(14,772)	$53,567

Costs in excess of billings on uncompleted projects	$33,487	$100,258
Billings in excess of costs on uncompleted projects	(48,259)	(46,691)
Net deferred cost / (deferred revenue)	$(14,772)	$53,567

Cost of Revenues

Our costs of revenues include the costs of providing services or completing the projects under our MSAs, including operations payroll and benefits, subcontractor costs, equipment rental, fuel, materials not provided by our customers and insurance. Profitability will be reduced or eliminated if actual costs to complete a project exceed original estimates on fixed-unit price projects under our MSAs. Estimated losses on projects under our MSAs are recognized immediately when estimated costs to complete a project exceed the expected revenue to be received for a project.

For our Professional Services segment, cost of revenues consists primarily of salaries and benefits paid to our employees. In addition to salaried employees, we hire a relatively small amount of temporary subcontractors to perform work within our Professional Services segment. An additional small percentage of cost of revenues includes materials and supplies.

For our Infrastructure Services segment, cost of revenues consists primarily of operating expenses such as salaries and related headcount expenses, subcontractor expenses and cost of materials used in the projects. The majority of these costs have historically consisted of payments made to subcontractors hired to perform work for us, typically on a fixed-unit price basis tied to completion of the given project. During periods of increased demand, subcontractors may charge more for their services. In addition, we typically bill our customers for raw materials used in the performance of services plus a certain percentage of our costs. Additional costs to us that are not included in this billing primarily include storage and shipping of materials.

For our Field Services segment, cost of revenues consists primarily of salaries for technicians, fleet expenses, the cost of installation materials used in the field projects and subcontractor expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of salaries and related headcount expenses, sales commissions and bonuses, professional fees, travel, facilities, communication expenses, depreciation and amortization and other corporate overhead. Corporate overhead costs include costs associated with corporate staff, corporate management, human resources, information technology, finance and other corporate support services.

Our selling, general and administrative expenses are not allocated to a reporting segment. We expect our selling, general and administrative expenses to increase as a result of additional expenses associated with recently becoming a voluntary filer, including increased personnel costs, legal costs, accounting costs, board compensation expense, director and officer insurance premiums, share-based compensation and costs associated with our compliance with Section 404 of the Sarbanes-Oxley Act of 2002, and other applicable Securities and Exchange Commission, or SEC, regulations.

Results of Operations

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

The following table sets forth information concerning our operating results by segment for the years ended December 31, 2012 and 2013 (in thousands):

	Year Ended December 31,
	2012		2013
		Percentage of		Percentage of
	Amount	Total Revenue	Amount	Total Revenue	Change ($)	Change (%)
Revenues:
Professional Services	$79,140	13.0%	$111,468	12.0%	$32,328	40.8%
Infrastructure Services	530,087	87.0%	715,518	76.8%	185,431	35.0%
Field Services	-	-	88,240	9.5%	88,240	n/a
Other Services	-	-	16,519	1.8%	16,519	n/a
Total revenues	609,227	100.0%	931,745	100.0%	322,518	52.9%
Cost of revenues:
Professional Services	65,200	10.7%	91,597	9.8%	26,397	40.5%
Infrastructure Services	434,088	71.3%	622,438	66.8%	188,350	43.4%
Field Services	-	-	77,899	8.4%	77,899	n/a
Other Services	-	-	14,175	1.5%	14,175	n/a
Total cost of revenues	499,288	82.0%	806,109	86.5%	306,821	61.5%
Gross profit:
Professional Services	13,940		19,871		5,931	42.5%
Infrastructure Services	95,999		93,080		(2,919)	(3.0)%
Field Services	-		10,341		10,341	n/a
Other Services	-		2,344		2,344	n/a
Total gross profit	109,939		125,636		15,697	14.3%

Gross margin as percent of segment revenues:
Professional Services	17.6%		17.8%
Infrastructure Services	18.1%		13.0%
Field Services	-		11.7%
Other Services	-		14.2%
Total gross margin	18.0%		13.5%

Selling, general and administrative expenses	87,216	14.3%	121,106	13.0%	33,890	38.9%
Operating income	22,723	3.7%	4,530	0.5%	(18,193)	(80.1)%
Other (income) loss	-	-	(25)	(0.0)%	(25)	n/a
Interest expense	31,998	5.3%	40,287	4.3%	8,289	25.9%
Loss before income taxes from continuing operations	(9,275)	(1.5)%	(35,732)	(3.8)%	(26,457)	285.3%
Income tax benefit	(4,176)	(0.7)%	7,506	0.8%	11,682	(279.7)%
Net loss from continuing operations	(5,099)	(0.8)%	(43,238)	(4.6)%	(38,139)	748.0%
Discontinued operations, net of income taxes	2,568	0.4%	-	-	(2,568)	(100.0)%
Net loss	$(2,531)	(0.4)%	$(43,238)	(4.6)%	$(40,707)	1608.3%

Revenues

We recognized total revenues of $931.7 million for the year ended December 31, 2013, compared to $609.2 million for the year ended December 31, 2012, representing an increase of $322.5 million, or 52.9%. Our aggregate revenue from subsidiaries of AT&T Inc., a majority of which was earned through our Infrastructure Services segment, was $662.8 million for the year ended December 31, 2013, compared to $532.1 million in the same period of 2012. In addition to the inclusion of revenue of $43.3 million generated by the operation of the assets acquired in the acquisition of CSG and revenue of $104.8 million generated by Multiband, which were not included in our results for the year ended December 31, 2012, a significant amount of our revenue increase was due to increased volume of services provided to subsidiaries of AT&T Inc. for projects that were completed during the period.

Revenues for the Professional Services segment increased $32.3 million, or 40.8%, to $111.5 million in the year ended December 31, 2013 from $79.1 million in the same period of 2012. The acquisition of CSG contributed revenues of $43.3 million during the year ended December 31, 2013, which are included in our Professional Services segment. Excluding the CSG revenues, which were not included in our results for the year ended December 31, 2012, our Professional Services revenues declined $10.9 million, or 13.8%. This decrease was primarily due to decreased volume of services provided to Alcatel-Lucent that are included within our Professional Services segment. Our aggregate revenue from Alcatel-Lucent for the year ended December 31, 2013 was $57.9 million compared to $55.0 million in the same period of 2012. We expect our aggregate revenues from the Alcatel-Lucent Contract to decline in future periods.

Revenues for the Infrastructure Services segment increased by $185.4 million, or 35.0%, to $715.5 million for the year ended December 31, 2013 from $530.1 million in the same period of 2012. The increase was primarily due to an increase in the scope and volume of services provided to AT&T under the Mobility Turf Contract for projects that completed during the period. We expect continued growth in this business, but we expect the growth to moderate in 2014.

The Field Services segment did not exist prior to the merger with Multiband. The Field Services segment contributed revenues of $88.2 million for the four months ended December 31, 2013.

Cost of Revenues

Our cost of revenues for the year ended December 31, 2013, of $806.1 million increased $306.8 million, or 61.4%, as compared to $499.3 million for the year ended December 31, 2012, and occurred during a period when revenues increased 52.9% from the comparative period. Cost of revenues represented 82.0% and 86.5% of total revenues for the years ended December 31, 2012 and 2013, respectively.

Cost of revenues for the Professional Services segment increased $26.4 million to $91.6 million for the year ended December 31, 2013 from $65.2 million for the same period of 2012. The operation of the assets acquired in the acquisition of CSG contributed cost of revenues of $33.0 million during the year ended December 31, 2013, which are included in our Professional Services segment. Excluding CSG cost of revenues, which were not included in our results for the year ended December 31, 2012, our Professional Services cost of revenues declined $6.6 million, or 10.1%. This decrease was primarily related to a reduction of project workload under the Alcatel-Lucent Contract. Cost of revenues for the Professional Services segment increased 40.5% due to revenue mix changes, schedule changes from Alcatel-Lucent and also the operational integration costs of CSG.  During this period, revenues for the Professional Services segment also increased by 40.8% from the comparative period.

Cost of revenues for the Infrastructure Services segment increased $188.4 million to $622.4 million for the year ended December 31, 2013 from $434.1 million for the same period of 2012. While the majority of the increase was related to the increase in the volume of work we completed in our Infrastructure Services segment, we incurred approximately $27 million in costs (3.8% of segment revenue) due to the following items that were not volume related: (i) tower crew shortages in all markets requiring significant cost increases to attract and maintain the necessary crew capacity (which included implementing exclusivity arrangements and incentives with key tower crew vendors); (ii) schedule accelerations and recoveries due to such crew shortages as well as weather related impact in the fourth quarter; (iii) integration and ramp up expenses for our internal self-perform capability, including for crews acquired in our DBT acquisition; and (iv) quality issues that we corrected in a few of our markets in 2013.

We have incurred additional costs related to these items for projects that are still in progress and have yet to be recognized on our income statement. We are working aggressively to mitigate the impact of these items through leadership changes and additions we have made in our Infrastructure Services segment, increased self-perform capabilities and proactive management of our leading tower crew vendors.  We expect that these costs will cause continued pressure on our gross margins into 2014.

The Field Services segment did not exist prior to the merger with Multiband. The Field Services segment incurred cost of revenues of $77.9 million for the four months ended December 31, 2013.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended December 31, 2013 were $121.1 million as compared to $87.2 million for the same period of 2012, representing an overall increase of $33.9 million, or 38.9%. The increase during the period is attributable to (i) an increase of $8.5 million in employee related costs due to increased headcount of 108 employees (excluding Multiband employees) at December 31, 2013 as compared to December 31, 2012, (ii) $1.8 million of search fees and our transition services agreement with CSG, (iii) an increase of $3.8 million in professional fees related to merger and acquisition advisory fees, (iv) $5.2 million due to amortization expense related to intangible assets acquired in the CSG and Multiband acquisitions, (v) $1.4 million related to the acceleration of restricted stock and employee stock options held by Multiband employees at the date of the merger with Multiband and (vii) $10.3 million of other selling, general and administrative charges related to Multiband that were not included in our results prior to the merger with Multiband. Pursuant to the Indenture Amendments (as defined below), the merger and acquisition advisory fees of $4.2 million and amortization of intangible assets acquired from CSG and Multiband of $5.2 million and the equity acceleration charges of $1.4 million related to the merger with Multiband will be excluded from our calculation of Consolidated EBITDA per the Indenture.

Interest Expense

Interest expense for the years ended December 31, 2012 and 2013, was $32.0 million and $40.3 million, respectively. This increase is due to a $0.9 million increase in penalty interest associated with delays in registering the exchange offer for the original notes and increased interest incurred as a result of the issuance of the tack-on notes on June 13, 2013 of $6.7 million. We expect our interest expense to increase in future periods as a result of the tack-on notes added in June 2013.

Income Tax Expense

As a result of the loss before taxes and a valuation allowance recorded against our deferred tax assets, we recorded income tax expense of $7.5 million for the year ended December 31, 2013, compared to a benefit of $4.2 million for the same period of 2012. Our effective income tax rate was 45.0% and (21.0)% for the years ended December 31, 2012 and 2013, respectively. The reduction in the effective tax rate is due to the valuation allowance of $17.6 million, $2.4 million of acquisition costs related to the acquisition of Multiband which are not deductible for tax purposes, and the write-off of approximately $1.9 million of the income tax receivable that existed at December 31, 2012.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

The following table sets forth information concerning our operating results by segment for the years ended December 31, 2011 and 2012 (in thousands):

	Year Ended December 31,
	2011		2012
	Amount	Percentage of Total Revenue	Amount	Percentage of Total Revenue	Change ($)	Change (%)
Revenues:
Professional Services	$91,650	12.6%	$79,140	13.0%	$(12,510)	(13.6)%
Infrastructure Services	637,352	87.4%	530,087	87.0%	(107,265)	(16.8)%
Total revenues	729,002	100.0%	609,227	100.0%	(119,775)	(16.4)%
Cost of revenues:
Professional Services	78,369	10.8%	65,200	10.7%	(13,169)	(16.8)%
Infrastructure Services	532,415	73.0%	434,088	71.3%	(98,327)	(18.5)%
Total cost of revenues	610,784	83.8%	499,288	82.0%	(111,496)	(18.3)%
Gross profit:
Professional Services	13,281		13,940		659	5.0%
Infrastructure Services	104,937		95,999		(8,938)	(8.5)%
Total gross profit	118,218		109,939		(8,279)	(7.0)%

Gross margin as a percent of segment revenue:
Professional Services	14.5%		17.6%
Infrastructure Services	16.5%		18.1%
Total gross margin	16.2%		18.0%

Selling, general and administrative expenses	67,450	9.3%	87,216	14.3%	19,766	29.3%
Other operating income (loss)	(4,000)	(0.5)%	-	-	4,000	n/a
Operating income (loss)	46,768	6.4%	22,723	3.7%	(24,045)	(51.4)%
Interest expense	20,548	2.8%	31,998	5.3%	11,450	55.7%
Income (loss) before income taxes	26,220	3.6%	(9,275)	(1.5)%	(35,495)	(135.4)%
Income tax expense (benefit)	10,309	1.4%	(4,176)	(0.7)%	(14,485)	(140.5)%
Net income (loss) from continuing operations before income taxes	15,911	2.2%	(5,099)	(0.8)%	(21,010)	(132.1)%
Discontinued operations, net of income taxes	3,407	(0.5)%	2,568	0.4%	(839)	(24.6)%
Net income (loss)	$19,318	2.6%	$(2,531)	(0.4)%	$(21,849)	(113.1)%

Revenues

We recognized total revenues of $729.0 million for the year ended December 31, 2011, compared to $609.2 million for the year ended December 31, 2012, representing a decrease of $119.8 million, or 16.4%, almost all of which occurred in our Infrastructure Services segment. A significant amount of our revenue decline was attributed to a decrease in the volume of services performed under the Mobility Turf Contract.

Revenues for the Professional Services segment decreased $12.5 million, or 13.6%, from $91.7 million in 2011 to $79.1 million in the year ended December 31, 2012. This decrease was primarily due to decreased Volume of services provided to Alcatel-Lucent. Our aggregate revenue from Alcatel-Lucent for the year ended December 31, 2011 was $72.3 million compared to $55.0 million for the year ended December 31, 2012. We expect our aggregate revenues from the Alcatel-Lucent Contract to continue to decline in future periods, correlative with the decline in contractual minimum levels of services described above.

Revenues for the Infrastructure Services segment decreased by $107.3 million, or 16.8%, from $637.4 million in 2011 to $530.1 million for the year ended December 31, 2012. The decrease was primarily due to a decrease in the scope and volume of services provided to AT&T under the Mobility Turf Contract. We experienced a temporary decrease in revenues from AT&T following AT&T Inc.’s announcement in December 2011 of the termination of its agreement to acquire T-Mobile. Our aggregate revenue from subsidiaries of AT&T Inc., a majority of which was earned through our Infrastructure Services segment was $650.4 million in 2011 compared to $532.1 million in 2012.

Cost of Revenues

Our cost of revenues decreased $111.5 million, or 18.3%, from $610.8 million for the year ended December 31, 2011 to $499.3 million for the year ended December 31, 2012, and occurred during a period when revenues decreased 16.4% from the comparative period. Cost of revenues represented 83.8% and 82.0% of total revenues for the year ended December 31, 2011 and 2012, respectively. Margin expansion in 2012 was the result of greater scale and leverage of our overhead costs as well as more efficient management of direct construction costs.

Cost of revenues for the Professional Services segment decreased $13.2 million from $78.4 million in 2011 to $65.2 million for the year ended December 31, 2012. The majority of this decrease was related to lower staffing required to meet a decreased Alcatel-Lucent project workload. Cost of revenues for the Professional Services segment decreased 16.8% during a period when revenues for the segment decreased by 13.6% from the comparative period.

Cost of revenues for the Infrastructure Services segment decreased $98.3 million from $532.4 million in 2011 to $434.1 million for the year ended December 31, 2012. The majority of this decrease resulted from a reduction in the variable costs associated with supporting the decreased volume and scope of services performed under the Mobility Turf Contract. This decrease in costs of revenues of 18.5% occurred during a period when the segment’s revenues decreased by 16.8% as compared to the year ended December 31, 2011. Improvements during the period resulted from operational improvements made in the segment and through the realization of economies of scale, which allowed us to more efficiently utilize our operating assets and human resources. Due to shortages of qualified tower crews currently being experienced by the wireless industry resulting from increased demand for services such as those we provide, we may incur additional cost to hire additional tower crew personnel or pay additional incentives to subcontracted tower crews to meet expected demand.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended December 31, 2011, were $67.5 million as compared to $87.2 million for the year ended December 31, 2012, representing an overall increase of $19.8 million, or 29.3%. The increase was primarily related to an increase in compensation and related expenses of $11.3 million and an increase in professional fees of $6.7 million related to the restatement of our historical financial statements.

Other Operating Loss

Other operating loss for the year ended December 31, 2011, was $4.0 million as compared to $0.0 for the year ended December 31, 2012. The $4.0 million loss incurred in 2011 is related to our outstanding guarantee of a related party’s line of credit, of which we determined as of December 31, 2011, we would likely be required to perform for the full exposure.

Interest Expense

Interest expense for the years ended December 31, 2011 and 2012, was $20.5 million and $32.0 million, respectively. This increase is due to interest associated with the original notes that were issued on June 23, 2011 and a loss of $1.3 million on the June 2011 extinguishment of our subordinated debt. We expect our interest expense to decrease in future periods as a result of the penalty interest ceasing to accrue after we complete the exchange offer for the original notes.

Income Tax Expense (Benefit)

Income tax expense decreased $14.5 million to a $4.2 million income tax benefit for the year ended December 31, 2012 from a $10.3 million income tax expense for the year ended December 31, 2011. The effective tax rate was 45.0% and 39.3% for the years ended December 31, 2012 and 2011, respectively. For the year ended December 31, 2012, our effective tax rate differs from the statutory federal rate of 35.0% primarily due to net state and local taxes and non-deductible expenses. These adjustments relative to $9.3 million loss before income tax expense result in the effective tax rate of 45.0%. For the year ended December 31, 2011, our effective tax rate differs from the statutory federal rate of 35.0% due to net state and local taxes and non-deductible expenses.

Liquidity and Capital Resources

Historically, our primary resources of liquidity have been borrowings under credit facilities and the proceeds of bond offerings. In 2011, we completed a $225 million private offering of the original notes. We used the proceeds of this debt offering to pay the balances remaining on notes payable to stockholders, to purchase a portion of our outstanding warrants and common stock, including all outstanding Series C Redeemable Preferred Stock, and to pay off our prior credit facility. In 2013, to fund the merger with Multiband, we issued $100 million aggregate principal amount of the tack-on notes, and collectively with the original notes, the notes, in exchange for an equal aggregate principal amount of notes issued by our wholly owned subsidiary, GNET Escrow Corp.

Our primary sources of liquidity are currently cash flows from continuing operations, funds available under our Credit Facility with PNC Bank, National Association, or PNC Bank, and our cash balances. We had $121.0 million and $59.4 million of cash on hand at December 31, 2012 and 2013, respectively. We had $45.5 million of borrowing capacity available under our Credit Facility as of December 31, 2012 and 2013.

We anticipate that our future primary liquidity needs will be for working capital, capital expenditures, debt service and any strategic acquisitions or investments that we make. We evaluate opportunities for strategic acquisitions and investments from time to time that may require cash and may consider opportunities to either repurchase outstanding debt or repurchase outstanding shares of our common stock in the future. We may also fund strategic acquisitions or investments with the proceeds from equity or debt issuances. In addition, during 2013 we spent approximately $1.1 million in contributions to charitable and religious organizations.  We intend to make similar contributions in the future as we believe such contributions reflect our core values.  We believe that, based on our cash balance, the availability we expect under the Credit Facility and our expected cash flow from operations, we will be able to meet all of our financial obligations for the next twelve months.

Should we be unable to comply with the terms and conditions of the Credit Facility, we would be required to obtain modifications to the Credit Facility or another source of financing to continue to operate as we anticipate, and we may not be able to obtain any such modifications or find another source of financing on acceptable terms or at all.

Working Capital

We bill our Professional Services customers for a portion of our services in advance, and the remainder as the work is performed in accordance with the billing milestones contained in the contract. Revenues from the Professional Services segment are recognized on a completed performance method for our non-construction activities and on the completed contract method of accounting for construction projects. Our Infrastructure Services revenues are primarily from fixed-unit price projects and are recognized under the completed contract method of accounting, and we bill for our services as we complete certain billing milestones contained in the contract. Our collection terms are generally one percent if paid in twenty days, net forty-five days for AT&T and net sixty days for Alcatel-Lucent. Our Mobility Turf Contract allows AT&T to retain 10% of the amount due, on a per site basis, until the job is completed. For certain customers, including AT&T, we maintain inventory to meet the requirements for materials under the contracts. Occasionally, certain customers pay us in advance for a portion of the materials we purchase for their projects, or allow us to pre-bill them for materials purchases up to specified amounts. Our agreements with material providers usually allow us to pay them within 45 days of delivery. Our agreements with subcontractors usually have terms of 60 days. As of December 31, 2013, we had $(13.1) million in working capital, defined, as current assets (excluding cash) less current liabilities, as compared to $25.9 million in working capital at December 31, 2012.

The following table presents selected cash flow data for the years ended December 31, 2011, 2012 and 2013 (in thousands):

	Year Ended December 31,
	2011	2012	2013
Net cash provided by (used in) operating activities	$41,828	$24,226	$(32,628)
Net cash used in investing activities	(2,015)	(3,075)	(111,965)
Net cash provided by (used in) financing activities	60,824	(797)	83,041

Operating Activities

Cash flow provided by or used in operations is primarily influenced by demand for our services, operating income and the type of services we provide, but can also be influenced by working capital needs such as the timing of customer billing, collection of receivables and the settlement of payables and other obligations. Working capital needs historically have been higher from April through October due to the seasonality of our business. Conversely, a portion of working capital assets has historically been converted to cash in the first and fourth quarters.

Net cash used in operating activities increased by $56.8 million to $32.6 million for the year ended December 31, 2013, as compared to the same period in 2012. This change is primarily related to changes to payment arrangements with certain of our subcontractors, which effectively resulted in an acceleration of our payment terms with these subcontractors. Also contributing to the increase was an increase of $2.4 million in interest paid during the year ended December 31, 2013 as compared to the same period in 2012, primarily related to the issuance of the tack-on notes.

Net cash provided by operating activities decreased by $17.6 million from $41.8 million for the year ended December 31, 2011, to $24.2 million for the year ended December 31, 2012, primarily due to the impact of a full year of interest expense on the original notes in 2012.

Investing Activities

Net cash used in investing activities increased by $108.9 million to $112.0 million for the year ended December 31, 2013 as compared to the same period in 2012 primarily related to our acquisitions of Multiband and CSG, partially offset by our sale of the MDU Assets.

Net cash used in investing activities increased by $1.1 million from $2.0 million for the year ended December 31, 2011 as compared to $3.1 million for the year ended December 31, 2012, primarily from a reduction in capital expenditures during 2012.

Financing Activities

Net cash provided by financing activities increased by $83.8 million to $83.0 million for the year ended December 31, 2013 as compared to 2012. The change was driven primarily by the issuance of the tack-on notes in connection with the merger with Multiband.

Net cash provided by financing activities decreased by $61.6 million from $60.8 million for the year ended December 31, 2011 as compared with net cash used in financing activities of $0.8 million for the year ended December 31, 2012. The change was driven primarily by net proceeds from the notes offering that closed on June 23, 2011 as well as share repurchases and stock option settlements that we made in 2011 which did not recur in 2012.

Credit Facility

In June 2011, we entered into the Credit Facility, which provides for a five-year revolving facility that is secured by (i) a first lien on our accounts receivable, inventory, related contracts and other rights and other assets related to the foregoing and proceeds thereof and (ii) a second lien on 100% of the capital stock of all of our existing and future material U.S. subsidiaries and non-voting stock of our future material non-U.S. subsidiaries and 66% of the capital stock of all our future material non-U.S. subsidiaries. The Credit Facility has a maturity date of June 2016, and a maximum available borrowing capacity of $50.0 million subject to borrowing base determinations (that take into account, among other things, eligible receivables, eligible unbilled receivables and eligible inventory) and certain other restrictions. Amounts due under the Credit Facility may be repaid and reborrowed prior to the maturity date.

At our election, borrowings under the Credit Facility bear interest at variable rates based on (i) the base rate of PNC Bank plus a margin of between 1.50% and 2.00% (depending on certain financial thresholds) or (ii) London Interbank Offered Rate, or LIBOR, plus a margin of between 2.50% and 3.00% (depending on certain financial thresholds). The Credit Facility also provides for an unused facility fee of 0.375%.

The Credit Facility contains financial covenants that require that we not permit our annual capital expenditures to exceed $20.0 million (plus any permitted carry over). We are also required to comply with additional financial covenants upon the occurrence of a Triggering Event, as defined in the Credit Facility.

Additionally, the Credit Facility contains a number of customary affirmative and negative covenants that, among other things, limit or restrict our ability to divest our assets; incur additional indebtedness; create liens against our assets; enter into certain mergers, joint ventures, and consolidations or transfer all or substantially all of our assets; make certain investments and acquisitions; prepay certain indebtedness; make certain restricted payments; pay dividends; engage in transactions with affiliates; create subsidiaries; amend our constituent documents and material agreements in a manner that materially adversely affects the interests of the lenders; and change our business.

The Credit Facility also contains customary events of default, including, without limitation: nonpayment of principal, interest, fees, and other amounts; material inaccuracy of a representation or warranty when made or deemed made; violations of covenants; judgments and cross-default to indebtedness in excess of specified amounts; bankruptcy or insolvency events; certain U.S. Employee Retirement Income Security Act of 1974, as amended, or ERISA, events; termination of, or the occurrence of a material default under, material contracts; occurrence of a material adverse effect; and change of control.

As of December 31, 2013, we had no outstanding borrowings on the Credit Facility and had a $50.0 million maximum borrowing base, of which $45.5 million was available, net of $4.5 million of outstanding letters of credit. During the year ended December 31, 2011, we issued a $4.0 million letter of credit as a credit enhancement for a new letter of intent. Such letter of credit was issued in connection with a guarantee of indebtedness of a related party for proposed transaction and was originally due to expire in July 2012, then subsequently amended to expire in July 2013. Prior to the expiration, the letter of credit was amended to extend the guarantee of the related party’s line of credit until July 2014. This guarantee liability for the full amount of $4.0 million remains in accrued liabilities as of December 31, 2012.

12.125% Senior Notes due 2018

On June 23, 2011, we issued $225.0 million of the Notes with a discount of $3.9 million. The Notes carry a stated interest rate of 12.125%, with an effective rate of 12.50%. Interest is payable semi-annually each January 1 and July 1, beginning on January 1, 2012. The Notes are secured by: (i) a first-priority lien on substantially all of our existing and future domestic plant, property, assets and equipment including tangible and intangible assets, other than the assets that secure the Credit Facility on a first-priority basis, (ii) a first-priority lien on 100% of the capital stock of our future material U.S. subsidiaries and non-voting stock of our future material non-U.S. subsidiaries and 66% of all voting stock of our future material non-U.S. subsidiaries and (iii) a second-priority lien on our accounts receivable, unbilled revenue on completed contracts and inventory that secure the Credit Facility on a first-priority basis, subject, in each case, to certain exceptions and permitted liens.

The Notes are general senior secured obligations, are guaranteed by our existing and future wholly owned material domestic subsidiaries, rank pari passu in right of payment with all of our existing and future indebtedness that is not subordinated, are senior in right of payment to any of our existing and future subordinated indebtedness, are structurally subordinated to any existing and future indebtedness and other liabilities of our non-guarantor subsidiaries, and are effectively junior to all obligations under the Credit Facility to the extent of the value of the collateral securing the Credit Facility on a first priority basis.

Prior to July 1, 2014, we may redeem up to 35% of the aggregate principal amount of the Notes at a redemption price equal to 112.125% of the principal amount of the Notes redeemed, plus accrued and unpaid interest and any additional interest, with the net cash proceeds of certain equity offerings. Prior to July 1, 2015, we may redeem some or all of the Notes at a “make-whole” premium plus accrued and unpaid interest. On or after July 1, 2015, we may redeem some or all of the Notes at a premium that will decrease over time plus accrued and unpaid interest.

If we undergo a change of control, as defined in the Indenture, we will be required to make an offer to each holder of the Notes to repurchase all or a portion of its notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest and additional interest penalty, if any, to the date of repurchase.

If we sell certain assets or experience certain casualty events and do not use the net proceeds as required, we will be required to use such net proceeds to repurchase the Notes at 100% of the principal amount thereof, plus accrued and unpaid interest and additional interest, if any, to the date of repurchase.

We entered into a registration rights agreement with the initial purchasers of the original notes. Under the terms thereof, we agreed to file an initial registration statement with the SEC by March 19, 2012, to become effective not later than June 17, 2012, providing for registration of “exchange notes” with terms substantially identical to the original notes. The terms of the agreement provided for additional interest obligations for a late filing interest penalty, or “additional interest,” of 0.25% per annum of the principal amount of the notes, which increased by an additional 0.25% per annum at the beginning of each subsequent 90-day period with a maximum interest penalty of 1.0% per annum, for each day we were delinquent in filing an initial registration statement with the SEC.

We were unable to file an initial registration statement with the SEC by March 19, 2012 and incurred an additional interest obligation for a late filing interest penalty of 0.25% per annum of the principal amount of the original notes through June 17, 2012 and 0.50% for the subsequent 90-day period. We were unable to cause the initial registration statement to be declared effective by June 17, 2012 and an additional interest obligation was incurred at 0.25% per annum of the principal amount of the original notes for each subsequent 90-day period. The maximum additional interest rate on the notes may not exceed 1.00% per annum at any one time in aggregate. We incurred $1.3 million and $2.2 million of penalty interest for the years ended December 31, 2012 and 2013, respectively. All additional interest on the original notes ceased to accrue on December 23, 2013, when the registration statement for the exchange of the original notes was declared effective and we launched the exchange offer.

On April 30, 2013, we submitted to Depository Trust Company a Consent Letter dated April 30, 2013, or the Consent Letter, in order to solicit consents from the holders of the original notes to (i) raise approximately $100 million of additional indebtedness, secured on a parity lien basis with the original notes, which were to fund the purchase price of the merger with Multiband, notwithstanding the requirement set forth in the Indenture that we meet certain Fixed Charge Coverage Ratio and Total Leverage Ratio tests, (ii) adjust the definition of “Consolidated EBITDA” under the Indenture to permit certain add-backs that are unrelated to our business operations and (iii) reduce the Fixed Charge Coverage Ratio that we are required to meet to consummate certain transactions from a ratio of 2.5 to 1.0 to a ratio of 2.0 to 1.0, or collectively the Indenture Amendments. On May 6, 2013, in accordance with the terms of the Indenture, we received consent from holders of a majority in aggregate principal amount of the then tack-on notes with respect to the Indenture Amendments. Promptly thereafter, we executed and delivered the First Supplemental Indenture and the First Amendment to Intercreditor Agreement, which became operative upon our payment of the consent fee of $5.1 million, pursuant to the Consent Letter, in connection with the merger with Multiband.

On May 30, 2013, Goodman Networks and GNET Escrow Corp., a wholly owned subsidiary of Goodman Networks, or the Stage I Issuer, entered into a purchase agreement with Jefferies LLC, in connection with the offering of $100.0 million aggregate principal amount of the Stage I Issuer’s 12.125% Senior Secured Notes due 2018, or the Stage I Notes. The Stage I Notes were offered at 105% of their principal amount for an effective interest rate of 10.81%. The estimated gross proceeds of approximately $105.0 million, which includes an approximate $5.0 million of issuance premium, were used, together with cash contributions from Goodman Networks, to finance the merger with Multiband and to pay related fees and expenses. Upon completion of the merger with Multiband, the Company redeemed the Stage I Notes in exchange for the issuance of an equivalent amount of our notes, or the tack-on notes, as a “tack-on” under and pursuant to the Indenture under which the Company previously issued the original notes.

Material Covenants under our Indenture and Credit Facility

We are subject to certain incurrence and maintenance covenants under the Indenture and the Credit Facility, as described below.

Applicable Test
Applicable Ratio	Indenture	Credit Facility
Fixed Charge Coverage Ratio	At least 2.0 to 1.0	At least 1.25 to 1.0 beginning 4/1/14
Leverage Ratio	No more than 2.5 to 1.0	No more than: 6.0 to 1.0 on and after 1/1/14 5.5 to 1.0 on and after 7/1/14 5.0 to 1.0 on and after 1/1/15

Definitions

Under the Indenture, “Consolidated EBITDA”, “Fixed Charge Coverage Ratio” and “Total Leverage Ratio” are defined as follows:

“Consolidated EBITDA” means EBITDA, as adjusted to eliminate the impact of certain items, including: (i) share-based compensation (non-cash portion), (ii) certain professional and consulting fees identified in the Indenture, (iii) severance expense (paid to certain senior level employees) and (iv) amortization of debt issuance costs.

“Fixed Charge Coverage Ratio” means the ratio of (a) Consolidated EBITDA to (b) the Fixed Charges (as defined in the Indenture) for the applicable period.

“Total Leverage Ratio” means the ratio of (a) total indebtedness of the Company to (b) the Company’s Consolidated EBITDA for the most recently ended four fiscal quarters.

Under the Credit Facility, “Fixed Charge Coverage Ratio” and “Leverage Ratio” are defined as follows:

“Fixed Charge Coverage Ratio” means the ratio of (a) EBITDA plus fees, costs and expenses incurred in connection with the Recapitalization minus unfinanced capital expenditures made during such period but only to the extent made after the occurrence of the most recent Triggering Event; to (b) all senior debt payments made during such period plus cash taxes paid during such period plus all cash dividends paid during such period, but only to the extent paid after the occurrence of the most recent Triggering Event. We are not required to comply with the Fixed Charge Coverage Ratio until the later of (i) the last day of the fiscal quarter ending March 31, 2014 or (ii) upon the occurrence of a Triggering Event that is continuing.

“Leverage Ratio” means the ratio of (a) funded debt of the Company to (b) EBITDA for the trailing twelve months ending as of the last day of such fiscal period. We are not required to comply with the Leverage Ratio until the later of (i) the last day of the fiscal quarter ending March 31, 2014 or (ii) upon the occurrence of a Triggering Event that is continuing.

We previously referred to Consolidated EBITDA as “Adjusted EBITDA” throughout our external communications, however in this Annual Report and our external communications we now refer to Consolidated EBITDA as “Consolidated EBITDA.” References to Adjusted EBITDA are to a different measure. These financial measures and the related ratios described above are not calculated in accordance with generally accepted accounting principles, or GAAP, and are presented below for the purpose of demonstrating compliance with our debt covenants.

Applicability of Covenants

As described in more detail below, compliance with such ratios is only required upon the incurrence of debt or the making of a restricted payment, as applicable. If we are permitted to incur any debt or make any restricted payment under the Indenture, we will be permitted to incur such debt or make such restricted payment under the Credit Facility.

Under the Indenture, if we do not meet a Fixed Charge Coverage Ratio of at least 2.0 to 1.0, we may not consummate any of the following transactions:

•	Restricted payments, including the payment of dividends (other than the enumerated permitted payment categories);
•

Mergers, acquisitions, consolidations, or sale of all assets, consolidations (other than sales, assignments, transfers, conveyances, leases, or other dispositions of assets between or among the Company and the guarantors);

•	Incurrence of additional indebtedness (other than the enumerated permitted debt categories); or
•	Issuance of preferred stock (other than pay-in-kind preferred stock);

Under the terms of the Credit Facility, beginning with the quarter ending March 31, 2014, we must maintain a Fixed Charge Coverage Ratio equal to at least 1.25 to 1.00 (which ratio was 1.27 to 1.00 at December 31, 2013) and a Leverage Ratio no greater than as described in the table above (which ratio was 8.28 to 1.00 at December 31, 2013) during such time as a Triggering Event is continuing. A “Triggering Event” occurs when our undrawn availability (measured as of the last date of each month) on the Credit Facility has failed to equal at least $10 million for two consecutive months and continues until our undrawn availability equals $20 million for at least three consecutive months. We are only required to maintain such ratios at such time that a Triggering Event is in existence. Failure to comply with such ratios during the existence of a Triggering Event constitutes an Event of Default (as defined therein) under the Credit Facility. Had we been required to meet these ratio tests as of December 31, 2013, we would have met the Fixed Charge Coverage Ratio and not have met the Leverage Ratio (in each case with respect to the ratio required for the fiscal quarter ending March 31, 2014).

Under the terms of the Indenture, we are required to meet certain ratio tests giving effect to anticipated transactions, including borrowing debt and making restricted payments prior to entering these transactions. Under the Indenture, these ratio tests include a Fixed Charge Coverage Ratio of at least 2.0 to 1.00 (which ratio was 0.67 to 1.00 at December 31, 2013) and a Leverage Ratio not greater than 2.50 to 1.00 (which ratio was 13.13 to 1.00 at December 31, 2013). Excluding the merger with Multiband, with respect to which holders of the notes waived compliance with both ratios pursuant to the Consent Letter, we have not entered into any transaction that requires us to meet these tests as of December 31, 2013. Had we been required to meet these ratio tests as of December 31, 2013, we would not have met the Fixed Charge Coverage Ratio or the Leverage Ratio.

Reconciliation of Non-GAAP Financial Measures

EBITDA represents net income before income tax expense, interest, depreciation and amortization. We present EBITDA because we consider it to be an important supplemental measure of our operating performance and we believe that such information will be used by securities analysts, investors and other interested parties in the evaluation of high yield issuers, many of which present EBITDA when reporting their results. We consider EBITDA to be an operating performance measure, and not a liquidity measure, that provides a measure of operating results unaffected by differences in capital structures, capital investment cycles and ages of related assets among otherwise comparable companies.

We present Consolidated EBITDA, which is referred to as Consolidated EBITDA in the Indenture, because certain covenants in the Indenture that affect our ability to incur additional indebtedness as well as to enter into certain other transactions are calculated based on Consolidated EBITDA. Consolidated EBITDA adjusts EBITDA to eliminate the impact of certain items, including: (i) share-based compensation (non-cash portion); (ii) certain professional and consultant fees identified in the Indenture; (iii) severance expense (paid to certain senior level employees); (iv) amortization of debt issuance costs; (v) restatement fees and expenses; (vi) a tax gross-up payment made to the Company’s Chief Executive Officer to cover his tax obligation for an award of common stock and (vii) transaction fees and expenses related to acquisitions, the making of certain permitted investments, the issuance of equity or the incurrence of permitted debt.

Because EBITDA and Consolidated EBITDA are not recognized measurements under U.S. GAAP, they have limitations as analytical tools. Because of these limitations, when analyzing our operating performance, investors should use EBITDA and Consolidated EBITDA in addition to, and not as an alternative for, net income, operating income or any other performance measure presented in accordance with GAAP. Similarly, investors should not use EBITDA or Consolidated EBITDA as an alternative to cash flow from operating activities or as a measure of our liquidity.

The following table reconciles our net income to EBITDA and EBITDA to Consolidated EBITDA (in thousands):

	Year Ended December 31,
	2011	2012	2013
EBITDA and Consolidated EBITDA:
Net income (loss) from continuing operations	$15,911	$(5,099)	$(43,238)
Income tax expense (benefit)	10,309	(4,176)	7,506
Interest expense	20,548	31,998	40,287
Depreciation and amortization	4,519	3,621	9,758
EBITDA from continuing operations	51,287	26,344	14,313
Income (loss) from discontinued operations, net of tax	3,407	2,568	-
Income tax expense (benefit) from discontinued operations	1,867	1,568	-
EBITDA from discontinued operations	5,274	4,136	-
Total EBITDA	56,561	30,480	14,313
Share-based compensation (a)	1,023	5,629	4,507
Specified professional fees (b)	651	-	-
Severance expense (c)	1,228	-	-
Amortization of debt issuance costs (d)	(695)	(1,195)	(1,990)
Restatement fees and expenses (e)	-	8,075	3,382
Tax gross up on CEO stock grant (f)	-	3,226	-
Acquisition related transaction expenses (g)	-	352	5,546
Consolidated EBITDA	$58,768	$46,567	$25,758
(a)	Represents non-cash expense related to equity-based compensation.
(b)

Includes: (i) third-party consultant fees for a review of various business process and cost improvement initiatives; (ii) third-party consultant fees as a result of an investment in our company by affiliates of The Stephens Group, LLC; (iii) fees paid to an executive recruiting firm and (iv) operations review expenses.

(c)	Represents severance costs paid to certain senior level employees upon termination of their employment with us.
(d)	Amortization of debt issuance costs is included in interest expense but excluded in the calculation of Adjusted EBITDA per the Indenture governing the notes.
(e)

Represents accounting advisory and audit fees incurred in connection with completing the restatement of the Company’s financial statements for the years ended December 31, 2009, 2010 and 2011, and preparing the Company’s financial statements for the year ended December 31, 2012, on the completed contract method and modifying the Company’s business processes to account for construction projects under the completed contract method going forward.

(f)	Represents a tax gross-up payment made to cover the tax obligation for share grant made to the Company’s Chief Executive Officer in connection with his transition into that role.
(g)	Represents fees and expenses incurred relating to our recent acquisitions.

Contractual Payment Obligations

As of December 31, 2013, our future contractual obligations are as follows (in thousands):

	Total	2014	2015	2016	2017	2018	2019 and thereafter
Long-term debt obligations:
Senior notes payable (1)	$502,372	$39,451	$39,406	$39,406	$39,406	$344,703	$-
Credit facility (2)	541	261	189	91	-	-	-
Other notes payable (3)	4,251	456	450	448	477	2,420	-
Operating lease obligations	23,656	10,265	6,549	3,004	1,840	1,450	548
Capital lease obligations	3,166	1,537	1,098	452	79	-	-
Total contractual commitments	$533,986	$51,970	$47,692	$43,401	$41,802	$348,573	$548
(1)

The amounts due presented in the table above include interest obligations related to long-term debt. These obligations include amounts related to additional interest penalties at the rate of 0.25% of the principal amount of the $100 million tack-on notes through April 2014 because the exchange registration statement related to the tack-on notes was not declared effective on or before February 27, 2014.

(2)	Includes an availability fee of 0.375% of the unused capacity and a charge of 3.25% on the portion of the Credit Facility utilized for letters of credit.
(3)	The amounts due presented in the table above include interest obligations related to long-term debt.

Off-Balance Sheet Arrangements

We have entered into certain off-balance sheet arrangements in the ordinary course of business that result in risks not directly reflected in our balance sheets. Our significant off-balance sheet transactions include liabilities associated with non-cancellable operating leases, letter of credit obligations, and performance and payment bonds entered into in the normal course of business. We have not engaged in any off-balance sheet financing arrangements through special purpose entities.

Leases

We enter into non-cancellable operating leases for certain of our facility, vehicle and equipment needs. These leases allow us to conserve cash by paying a monthly lease rental fee for use of facilities, vehicles and equipment rather than purchasing them. We may decide to cancel or terminate a lease before the end of its term, in which case we are typically liable to the lessor for the remaining lease payments under the term of the lease.

Guarantees

In October 2011, we issued a letter of credit as a guarantee of a related party’s line of credit. The maximum available to be drawn on the line of credit is $4.0 million. In the event of default on the line of credit by the related party, we will have the option to enter into a note purchase agreement with the lender or to permit a drawing on the letter of credit in an amount not to exceed the amount by which the outstanding obligation exceeds the value of the related party’s collateral securing the line of credit, but in no event more than $4.0 million. Our letter of credit was originally due to expire in July 2012, then subsequently amended to expire in July 2013. Prior to the expiration, the letter of credit was amended to extend the guarantee of the related party’s line of credit until July 2014.

Our exposure with respect to the letter of credit is supported by a reimbursement agreement from the related party, secured by a pledge of assets and stock of the related party. As of December 31, 2011, we concluded that we will likely be required to perform for the full exposure under the guarantee and therefore recorded a liability in the amount of $4.0 million included in accrued liabilities in our consolidated financial statements in the fourth quarter of 2011. This guarantee liability for the full amount of $4.0 million remains in accrued liabilities as of December 31, 2013.

Other Guarantees

We generally indemnify our customers for the services we provide under our contracts, as well as other specified liabilities, which may subject us to indemnity claims, liabilities and related litigation. As of December 31, 2013, we are not aware of any asserted claims for material amounts in connection with these indemnity obligations.

Seasonality

Historically we have experienced seasonal variations in our business, primarily due to the capital planning cycles of certain of our customers. Generally, AT&T’s annual capital plans are not finalized to the project level until sometime during the first three months of the year, resulting in reduced capital spending in the first quarter relative to the rest of the year. This results in a significant portion of contracts related to our Infrastructure Services segment being completed during the fourth quarter of each year. Because we have adopted the completed contract method, we do not recognize revenue or expenses on contracts until we have substantially completed the contract. Accordingly, a significant portion of our revenues and costs are recognized during the fourth quarter of each year. The recognition of revenue and expenses on contracts that span quarters may also cause our reported results of operations to experience significant fluctuations.

Our Field Services segment’s results of operations may also fluctuate significantly from quarter to quarter. Variations in the Field Services segment’s revenues and operating results occur quarterly as a result of a number of factors, including the number of customer engagements, employee utilization rates, the size and scope of assignments and general economic conditions. Because a significant portion of the Field Services segment’s expenses are relatively fixed, a variation in the number of customer engagements or the timing of the initiation or completion of those engagements can cause significant fluctuations in operating results from quarter to quarter.

As a result, we have historically experienced, and may continue to experience significant differences in operations results from quarter to quarter. As a result of these seasonal variations and our methodology for the recognition of revenue and expenses on projects, comparisons of operating measures between quarters may not be as meaningful as comparisons between longer reporting periods.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires our management to use judgment in the application of accounting policies, including making estimates and assumptions. We base estimates on our experience and on various other assumptions believed to be reasonable under the circumstances. These estimates affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, it is possible that different accounting would have been applied, resulting in a different presentation of our consolidated financial statements. From time to time, we re-evaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. For a more detailed discussion of our significant accounting policies, see Note 2 to the audited historical consolidated financial statements.

Below is a discussion of accounting policies that we consider critical in that they may require complex judgment in their application or require estimates about matters that are inherently uncertain.

Revenue Recognition

We enter into contracts that require the construction and/or installation of specific units within a network system. Revenue from construction and installation contracts in our Infrastructure Services segment is recorded using the completed contract method of accounting in accordance with Accounting Standards Codification, or ASC, 605, Revenue Recognition. While percentage of completion is generally the preferred method of accounting for construction contracts, we concluded that the completed contract method of accounting would be a more appropriate and reliable method under which to recognize revenue from our construction contracts given our current processes and systems. Under the completed contract method, revenues and costs from construction and installation projects are recognized only upon substantial completion of the project. Direct costs typically include direct materials, labor and subcontractor costs, and indirect costs related to contract performance, such as indirect labor, supplies, tools and repairs. Provisions for estimated losses on uncompleted contracts are recognized when it has been determined that a loss is probable.

We also enter into contracts to provide engineering and integration services related to network architecture, transformation, reliability and performance. Revenues from service contracts are generally recognized as the services are completed under the completed performance method, whereby costs are deferred until the related revenues are recognized. Services are generally performed under master or other services agreements and are billed on a contractually agreed price per unit on a work order basis.

Revenues for projects based on time and materials are recognized as labor and material costs are incurred. Revenues from other incidental services are recognized as the service is performed.

The Field Services segment provides installation services to pay television (satellite and broadband cable) providers, Internet providers and commercial customers. The related revenues are recognized when services have been completed.

Within our Other Services segment, we recognized our MDU revenues in the period in which the related services are provided, and we recognize revenue from long-term EE&C contracts on a percentage-of-completion basis, measured by the percentage of contract costs incurred to date to the estimated total costs for each contract.

We intend to continually evaluate the application of the completed contract method of accounting, and in the future we may change our accounting method back to the percentage of completion method for some of our construction contracts. Items that would be considered in our analysis concerning the applicability of the completed contract method of accounting would include: (i) our assessment of the improvements we are currently working on related to our internal controls surrounding our ability to estimate project costs and related profit margins; and (ii) new or emerging accounting standards that we may be required to adopt that could potentially impact how we are required to account for our long-term construction projects.

Revenue Recognition Matters

In connection with the audit of our financial statements for the year ended December 31, 2011 both we and our auditors identified accounting errors and internal control deficiencies that collectively called into question our ability to properly apply the percentage of completion method of accounting to our long-term construction contracts, which is the method that we had historically applied to recognize revenue on our long-term construction contracts. After consultations with KPMG LLP and with the SEC Staff, we concluded that the completed contract method of accounting would be a more appropriate and reliable method under which to recognize revenue from our construction contracts. Accordingly, we restated our financial statements for each of the three years ended December 31, 2011 so that our revenues from construction contracts were recognized using the completed contract method, which we have also applied in the preparation of our financial statements for the years ended December 31, 2012 and 2013.

While the percentage of completion method is the preferred method of recognizing revenue for construction contracts, the weaknesses in internal controls that limited our ability to make proper estimates of project costs and margins required us to apply the completed contract method. We believe that we have properly applied the completed contract method of accounting and have not identified any material control weaknesses in its application to our revenue recognition in the financial statements presented elsewhere in this Annual Report. We are continually seeking to refine, enhance and strengthen all of our internal controls, but particularly those that affect our revenue recognition. Once we believe we have implemented adequate controls to properly estimate project costs, revenues and margins from the inception of each project, we will re-evaluate the application of the completed contract method and may change the revenue for some or all of our construction projects back to the percentage of completion method.

Goodwill and Other Intangible Assets with Indefinite Lives

Goodwill represents the amount of the purchase price in excess of the fair values assigned to the underlying identifiable net assets of acquired businesses. Goodwill is not amortized, but is subject to an annual impairment test at the reporting unit level or more frequently if events occur or circumstances change that would indicate that a triggering event. A reporting unit is defined as an operating segment or one level below an operating segment. The reporting units are equivalent to the reportable segment. All of our reporting units have goodwill assigned.

We test goodwill for impairment annually, as of October 1 of the current year, or more frequently if circumstances suggest that impairment may exist. During each quarter, we perform a review of certain key components of the valuation of the reporting units, including the operating performance of the reporting units compared to plan (which is the primary basis for the prospective financial information included in the annual goodwill impairment test) and the weighted average cost of capital.

To determine whether goodwill is impaired, a multi-step impairment test is performed. We perform a qualitative assessment of each reporting unit to determine whether facts and circumstances support a determination that their fair values are greater than their carrying values. If the qualitative analysis is not conclusive, or if we elect to proceed directly with quantitative testing, we will measure the fair values of the reporting units and compare them to their carrying values, including goodwill. If the fair value is less than the carrying value of the reporting unit, the second step of the impairment test is performed for the purposes of measuring the impairment. In this step, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit to determine an implied goodwill value. This allocation is similar to a purchase price allocation performed in purchase accounting. If the carrying amount of the reporting unit goodwill exceeds the implied goodwill value, an impairment loss shall be recognized in an amount equal to that excess.

We estimate the fair values of the reporting units using discounted cash flows, which include assumptions about a wide variety of internal and external factors. Significant assumptions used in the impairment analysis include financial projections of cash flow (including significant assumptions about operations and target capital requirements), long term growth rates for determining terminal value, and discount rates. Forecasts and long term growth rates used for the reporting units are consistent with, and use inputs from, the internal long term business plan and strategy. During the forecasting process, we assess revenue trends, operating cost levels and target capital levels. A range of discount rates that correspond to a market based weighted average cost of capital are used. Discount rates are determined for each reporting unit based on the implied risk inherent in their forecasts. This risk is evaluated using comparisons to market information such as peer company weighted average costs of capital and peer company stock prices in the form of revenue and earnings multiples. The most significant estimates in the discount rate determinations include the risk free rates and equity risk premium. Company specific adjustments to discount rates are subjective and thus are difficult to measure with certainty.

Although we believe that the financial projections used are reasonable and appropriate, the use of different assumptions and estimates could materially impact the analysis and resulting conclusions. In addition, due to the long term nature of the forecasts there is significant uncertainty inherent in those projections. The passage of time and the availability of additional information regarding areas of uncertainty in regards to the reporting units' operations could cause these assumptions used in the analysis to change materially in the future. If the assumptions differ from actual, the estimates underlying the goodwill impairment tests could be adversely affected.

We periodically review amortizing intangible assets whenever adverse events or changes in circumstances indicate the carrying value of the asset may not be recoverable. In assessing recoverability, assumptions regarding estimated future cash flows and other factors must be made to determine if an impairment loss may exist, and, if so, estimate fair value. If these estimates or their related assumptions change in the future, we may be required to record impairment losses for these assets.

Share-Based Compensation

We account for share-based compensation in accordance with ASC 718, Compensation—Stock Compensation. Share-based awards to be settled in the Company’s equity are valued at the date of grant using the Black-Scholes option-pricing model based on certain assumptions, including risk-free interest rates, expected life, volatility and dividends. We estimate the expected volatility of the price of its underlying stock based on the expected volatilities of similar entities with publicly-traded securities. Currently there is no active market for the Company’s common shares and therefore we have identified several similar publicly held entities to use as a benchmark. The volatility was estimated using the median volatility of the guideline companies which are representative of the Company’s size and industry based upon daily stock price fluctuations. Compensation expense equal to fair value at the date of grant is recognized in compensation cost over the vesting period of the awards.

Income Taxes

We apply the asset and liability method in accounting and reporting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are determined based upon the difference between the financial statement carrying amounts and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax rates expected to be in effect when these differences are expected to reverse. The deferred income tax assets are adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence, that it is more likely than not such benefits will be realized. We recognize income tax related interest and penalties as a component of income tax expense.

We accrue liabilities for identified tax contingencies that result from positions that are being challenged or could be challenged by tax authorities. We believe that our accrual for tax liabilities is adequate for all open years, based on our assessment of many factors, including our interpretations of the tax law and judgments about potential actions by tax authorities. However, it is possible that the ultimate resolution of any tax audit may be materially greater or lower than the amount accrued.

Valuation of Long-Lived Assets

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be realizable. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset’s carrying amount to determine if an impairment of such asset is necessary. This requires us to make long-term forecasts of the future revenues and costs related to the assets subject to review. Forecasts require assumptions about demand for our products and future market conditions. Estimating future cash flows requires significant judgment, and our projections may vary from the cash flows eventually realized. Future events and unanticipated changes to assumptions could require a provision for impairment in a future period. The effect of any impairment would be to expense the difference between the fair value of such asset and its carrying value. In addition, we estimate the useful lives of our long-lived assets and periodically review these estimates to determine whether these lives are appropriate.

Emerging Growth Company Status

Section 107 of the Jumpstart Our Business Startup Act, or the JOBS Act, provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, or the Securities Act, for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we are choosing to “opt out” of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

We have elected to take advantage of the following provisions of the JOBS Act:

•	not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act;
•	reduced disclosure obligations regarding executive compensation in our periodic reports, proxy statements and registration statements; and
•	exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Our primary exposure to market risk relates to unfavorable changes in concentration of credit risk and interest rates.

Credit Risk

We are subject to concentrations of credit risk related primarily to our cash and cash equivalents and our accounts receivable, including amounts related to costs in excess of billings on uncompleted projects. Substantially all of our cash investments are managed by what we believe to be high credit quality financial institutions. In accordance with our investment policies, these institutions are authorized to invest this cash in a diversified portfolio of what we believe to be high-quality investments, which primarily include short-term dollar denominated bank deposits to provide Federal Deposit Insurance Corporation backing of the deposits. We do not currently believe the principal amounts of these investments are subject to any material risk of loss. In addition, as we grant credit under normal payment terms, generally without collateral, we are subject to potential credit risk related to our customers’ ability to pay for services provided. This risk may be heightened as a result of the depressed economic and financial market conditions that have existed in recent years. However, we believe the concentration of credit risk related to trade accounts receivable and costs in excess of billings on uncompleted contracts is limited because of the financial strength of our customers. We perform ongoing credit risk assessments of our customers and financial institutions.

Interest Rate Risk

The interest on outstanding balances under our Credit Facility accrues at variable rates based, at our option, on the agent bank’s base rate (as defined in the Credit Facility) plus a margin of between 1.50% and 2.00%, or at LIBOR (not subject to a floor) plus a margin of between 2.50% and 3.00%, depending on certain financial thresholds. We had no outstanding borrowings under our Credit Facility as of December 31, 2013. Our notes payable balance at December 31, 2013 is comprised of our notes due in 2018, which bear a fixed rate of interest of 12.125%. Due to the fixed rate of interest on the notes, changes in interest rates would not have an impact on the related interest expense.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Goodman Networks Incorporated:

We have audited the accompanying consolidated balance sheets of Goodman Networks Incorporated and subsidiaries (the “Company”) as of December 31, 2012 and 2013, and the related consolidated statements of operations, changes in shareholders’ equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Goodman Networks Incorporated and subsidiaries as of December 31, 2012 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Dallas, Texas

March 31, 2014

Goodman Networks Incorporated

Consolidated Balance Sheets

December 31, 2012 and 2013

(In Thousands, Except Share Amounts and Par Value)

	December 31,
	2012	2013
Assets
Current Assets
Cash	$120,991	$59,439
Accounts receivable, net of allowances for doubtful accounts of $13 and $350 at December 31, 2012 and 2013, respectively	70,951	109,478
Unbilled revenue on completed projects	19,457	21,136
Costs in excess of billings on uncompleted projects	33,487	100,258
Inventories	18,921	22,909
Prepaid expenses and other current assets	8,095	8,980
Income tax receivable	16,855	16,772
Total current assets	288,757	338,972

Property and equipment, net	6,009	19,647
Due from shareholders	272	134
Deferred financing costs, net	7,607	18,156
Deferred tax assets	19,366	18,443
Deposits and other assets	2,148	3,179
Insurance collateral	-	11,569
Intangible assets, net	-	29,156
Goodwill	-	69,134
Total assets	$324,159	$508,390

Liabilities and Shareholders' Deficit
Current Liabilities
Accounts payable	$76,446	$137,106
Accrued expenses	63,163	98,047
Income taxes payable	90	357
Billings in excess of costs on uncompleted projects	48,259	46,691
Deferred revenue	-	113
Deferred tax liabilities	5,286	8,457
Current portion of capital lease and notes payable obligations	469	1,818
Total current liabilities	193,713	292,589

Notes payable	221,953	330,346
Capital lease obligations	410	1,542
Accrued liabilities, non-current	-	18,791
Deferred rent	406	446
Total liabilities	416,482	643,714

Commitments and contingencies (Note 14)

Shareholders' Deficit
Common stock, $0.01 par value, 10,000,000 shares authorized; 948,914 issued and 892,996 outstanding at December 31, 2012 and 985,714 issued and 869,396 outstanding at December 31, 2013	10	10
Treasury stock, at cost, 55,918 and 116,318 shares at December 31, 2012 and 2013, respectively	(6,761)	(11,756)
Additional paid-in capital	8,082	13,314
Accumulated deficit	(93,654)	(136,892)
Total shareholders' deficit	(92,323)	(135,324)
Total liabilities and shareholders' deficit	$324,159	$508,390

See accompanying notes to the consolidated financial statements

Goodman Networks Incorporated

Consolidated Statements of Operations

Years Ended December 31, 2011, 2012 and 2013

(In Thousands)

	2011	2012	2013

Revenues	$729,002	$609,227	$931,745
Cost of revenues	610,784	499,288	806,109
Gross profit (exclusive of depreciation and amortization included in selling, general and administrative shown below)	118,218	109,939	125,636
Selling, general and administrative expenses	67,450	87,216	121,106
Other operating expense	(4,000)	-	-
Operating income	46,768	22,723	4,530
Other income	-	-	(25)
Interest expense	20,548	31,998	40,287
Income (loss) before income tax expense	26,220	(9,275)	(35,732)
Income tax expense (benefit)	10,309	(4,176)	7,506
Net income (loss) from continuing operations	15,911	(5,099)	(43,238)
Discontinued operations, net of income taxes	3,407	2,568	-
Net income (loss)	$19,318	$(2,531)	$(43,238)

See accompanying notes to the consolidated financial statements

Goodman Networks Incorporated

Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

Years Ended December 31, 2011, 2012 and 2013

(In Thousands, Except Share Amounts)

				Additional
	Common Stock		Treasury	Paid-in	Accumulated
	Shares	Amount	Stock	Capital	Deficit	Total
Balance, January 1, 2011	1,883,999	$19	$(8,765)	$7,178	$(35,543)	$(37,111)

Purchase of treasury stock	-	-	(24,285)	-	-	(24,285)
Exercise of common stock put option	-	-	(1,500)	1,500	-	-
Purchase of Series C redeemable preferred stock over liquidation value	-	-	-	-	(43,285)	(43,285)
Amortization and write off of issuance costs associated with redeemable preferred stock	-	-	-	-	(1,479)	(1,479)
Dividends declared on redeemable preferred stock	-	-	-	-	(1,375)	(1,375)
Purchase of common stock warrants and options	-	-	-	(1,215)	(7,545)	(8,760)
Retirement of treasury stock	(985,278)	(10)	27,789	(6,565)	(21,214)	-
Share-based compensation, equity awards	-	-	-	492	-	492
Exercise of stock options	20,193	-	-	259	-	259
Excess tax benefit related to share-based compensation	-	-	-	985	-	985
Net income	-	-	-	-	19,318	19,318
Balance, December 31, 2011	918,914	$9	$(6,761)	$2,634	$(91,123)	$(95,241)

Share-based compensation, equity awards	-	-	-	486	-	486
Issuance of common stock	30,000	1	-	4,962	-	4,963
Net loss	-	-	-	-	(2,531)	(2,531)
Balance, December 31, 2012	948,914	$10	$(6,761)	$8,082	$(93,654)	$(92,323)

Share-based compensation, equity awards	-	-	-	5,219	-	5,219
Issuance of common stock	36,800	-	-	13	-	13
Purchase of treasury stock	-	-	(4,995)	-	-	(4,995)
Net loss	-	-	-	-	(43,238)	(43,238)
Balance, December 31, 2013	985,714	$10	$(11,756)	$13,314	$(136,892)	$(135,324)

See accompanying notes to the consolidated financial statements

Goodman Networks Incorporated

Consolidated Statements of Cash Flows

Years Ended December 31, 2011, 2012 and 2013

(In Thousands)

	2011	2012	2013
Operating Activities
Net income (loss)	$19,318	$(2,531)	$(43,238)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	4,519	3,621	4,522
Amortization of intangible assets	-	-	5,236
Amortization of debt discounts and deferred financing costs	2,745	2,089	2,509
Provision of doubtful accounts	(59)	(239)	337
Deferred tax expense	3,127	10,433	5,715
Share-based compensation expense	1,023	5,629	4,453
Accretion of contingent consideration	-	-	846
Change in fair value of contingent consideration	-	-	(200)
Loss (gain) on sale of property and equipment	-	(29)	111
Gain on sale of MDU assets	-	-	(1,472)
Changes in (net of acquisitions):
Accounts receivable	19,065	(24,176)	(6,728)
Unbilled revenue	(7,478)	(1,829)	(1,679)
Costs in excess of billings on uncompleted projects	(29,631)	19,071	(63,975)
Inventories	25,609	12,048	9,186
Prepaid expenses and other assets	(4,254)	(829)	7,880
Accounts payable and other liabilities	(1,235)	682	43,796
Income taxes payable / receivable	(4,699)	(14,185)	1,934
Billings in excess of costs on uncompleted projects	13,778	14,471	(1,861)
Net cash provided by (used in) operating activities	41,828	24,226	(32,628)

Investing Activities
Purchases of property and equipment	(2,243)	(2,987)	(4,019)
Payments for intangible assets	-	-	(8)
Proceeds from sale of MDU Assets	-	-	12,500
Proceeds from the sale of property and equipment	57	59	76
Checks issued in excess of bank balance with the purchase of subsidiaries	-	-	(254)
Purchase of Multiband	-	-	(101,092)
Purchase of Design Build Technologies	-	-	(1,306)
Purchase of Cellular Specialties, Inc.	-	-	(18,000)
Change in due from shareholders	171	(147)	138
Net cash used in investing activities	(2,015)	(3,075)	(111,965)

Financing Activities
Proceeds from lines of credit	400,532	-	517,516
Payments on lines of credit	(422,596)	-	(517,516)
Net proceeds from issuance of the Notes	221,114	-	105,000
Principal payments on notes payable to shareholders	(19,472)	-	-
Payments on capital lease and notes payable obligations	(1,709)	(797)	(4,112)
Payments for deferred financing costs	(8,465)	-	(12,865)
Excess tax benefit related to stock-based compensation	985	-	-
Net proceeds from issuance of common stock	-	-	13
Purchase of treasury stock	-	-	(4,995)
Purchase of common stock	(25,785)	-	-
Purchase of redeemable preferred stock	(73,153)	-	-
Purchase of common stock warrants and options	(8,760)	-	-
Proceeds from exercise of stock options	259	-	-
Dividends paid on redeemable preferred stock	(2,126)	-	-
Net cash provided by (used in) financing activities	60,824	(797)	83,041

Increase (decrease) in cash	100,637	20,354	(61,552)

Cash, Beginning of Year	-	100,637	120,991

Cash, End of Year	$100,637	$120,991	$59,439

See accompanying notes to the consolidated financial statements

Goodman Networks Incorporated

Consolidated Statements of Cash Flows (Continued)

Years Ended December 31, 2011, 2012 and 2013

(In Thousands)

	2011	2012	2013
Supplemental Cash Flow Information
Cash paid for interest	$14,976	$28,406	$30,786
Cash paid for income taxes	$12,962	$1,246	$409

Supplemental Non-Cash Investing and Finance Activities
Purchase of property and equipment financed through capital leases and other financing arrangements	$984	$483	$945
Amortization and write-off of issuance costs associated with redeemable preferred stock, charged to retained earnings	$1,479	$-	$-
Noncash exchange of liability awards for equity awards	$-	$-	$766
Retirement of treasury shares	$27,789	$-	$-

See accompanying notes to the consolidated financial statements

Goodman Networks Incorporated

Notes to Consolidated Financial Statements

Note 1. Organization and Business

Goodman Networks Incorporated, a Texas corporation (collectively with its subsidiaries, “Goodman Networks” or the “Company”), is a national provider of end-to-end network infrastructure and professional services to the wireless telecommunications industry. The Company’s wireless telecommunications services span the full network lifecycle, including the design, engineering, construction, deployment, integration, maintenance, and decommissioning of wireless networks. Goodman Networks performs these services across multiple network infrastructures, including traditional cell towers as well as next generation small cell and distributed antenna systems (“DAS”) locations. The Company also serves the satellite television industry by providing onsite installation, upgrading and maintenance of satellite television systems to both the residential and commercial markets customers. These highly specialized and technical services are critical to the capability of the Company’s customers to deliver voice, data and video services to their end users.

Merger with Multiband

On May 21, 2013, Goodman Networks entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Manatee Merger Sub Corporation, a wholly owned subsidiary of Goodman Networks (“MergerSub”), and Multiband Corporation (“Multiband”), which provides for the merger of Multiband with and into MergerSub, with Multiband surviving the merger (the “Merger”). The aggregate purchase price, excluding merger-related fees and expenses, was approximately $101.1 million. Upon the closing of the Merger which occurred on August 30, 2013, Multiband became a wholly owned subsidiary of Goodman Networks, and Multiband and its subsidiaries became restricted subsidiaries and guarantors under the indenture (the “Indenture”) governing the Company’s 12.125% senior secured notes due 2018 (the “Notes”) and the Company’s amended and restated senior secured revolving credit facility (the “Credit Facility”). To finance the Merger the Company, through its wholly owned subsidiary, sold an additional $100 million of Notes (the “Tack-On Notes”) under terms substantially identical to those of the $225 million aggregate principal amount of Notes issued in June 2011(the “Original Notes”). The Company paid the remainder of the merger consideration from cash on hand. Upon completion of the Merger, the Company redeemed the Tack-On Notes in exchange for the issuance of an equivalent amount of Notes, which are classified as a long term liability in the Company’s balance sheet upon the closing of the Merger because they mature in July 2018.

Sale of MDU Assets

On December 31, 2013, the Company sold certain assets (the “MDU Assets”) to DIRECTV MDU, LLC (“DIRECTV MDU”), and DIRECTV MDU assumed certain liabilities of the Company, related to the division of the Company’s business involved with the ownership and operation of subscription based video, high-speed internet and voice services and related call center functions to multiple dwelling unit customers, lodging and institution customers and commercial establishments, or, such assets, collectively, the MDU Assets. The operations of the MDU Assets were previously reported in the Company’s “Other Services” segment. In consideration for the MDU Assets, DIRECTV MDU paid the Company $12.5 million and additional non-cash consideration including an extension of the existing Multiband/DIRECTV HSP Agreement, resulting in a four-year remaining term ending on December 31, 2017, as well as the assumption of certain liabilities.

Note 2. Summary of Significant Accounting and Reporting Policies

Principles of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Key estimates for the Company include: the recognition of revenue, in particular, estimated losses on long term construction contracts, allowance for doubtful accounts; inventory valuation; asset lives used in computing depreciation and amortization; valuation of intangible assets; valuation of contingent consideration; allowance for self-insurance health care claims incurred but not reported; accounting for stock options and other equity awards, particularly related to reasonable value estimates; accounting for income taxes; contingencies; and litigation. While management believes that such estimates are reasonable when considered in conjunction with the financial position and results of operations taken as a whole, actual results could differ from those estimates, and such differences may be material to the consolidated financial statements.

Cash

The Company utilizes a cash management system under which a book cash overdraft may exist in its primary disbursement account. These overdrafts, when applicable, represent uncleared checks in excess of cash balance in the bank account at the end of the reporting period and have been reclassed to accounts payable on the consolidated balance sheets.

The financial institutions holding the Company’s cash accounts participated in the Transaction Account Guarantee Program of the Federal Deposit Insurance Corporation (the “FDIC”). Under the program, through December 31, 2013, all noninterest-bearing transaction accounts were fully guaranteed by the FDIC for the entire amount in the account.

Accounts Receivable and Costs in Excess of Billings on Uncompleted Projects

In the ordinary course of business, the Company extends unsecured credit to its customers based on their credit-worthiness and history with the Company. Accounts receivable are stated at the amount the Company expects to collect and generally, collateral is not required. The Company considers accounts past due when the age exceeds the contractual payment term and generally does not charge interest on past due accounts. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectability of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Balances that remain outstanding after the Company has used reasonable collection efforts are written off.
Unbilled Revenue on Completed Projects

Unbilled revenue on completed projects represents unbilled accounts receivable for contract revenue recognized to date but not yet invoiced to the client due to contract terms or the timing of the customer invoicing cycle.

Inventories

Inventories are stated at the lower of cost (average cost method) or market and are comprised of parts and materials. When evidence suggests that the value of inventory is less than cost, whether due to physical obsolescence, changes in market price levels, or other causes, the difference is recognized within cost of revenues in the current period. For materials or supplies purchased on behalf of specific customers or projects, loss of the customer or cancellation of the project could also result in a write-down of the value of materials purchased.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. The Company depreciates property and equipment using the straight-line method over the estimated useful lives of the related assets, which are 3 years for software, 3 to 4 years for computers and office equipment, 5 to 7 years for furniture and fixtures, 5 to 30 years for buildings and improvements, 3 to 7 years for other equipment and 5 years for vehicles. Leasehold improvements and assets acquired under capital leases are amortized using the straight-line method over the lesser of the estimated useful lives or the remaining term of the related leases. Major additions and improvements to property and equipment are capitalized. Routine maintenance and repair costs are expensed as incurred.

Business Combinations

The purchase price of each acquired business is allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values on the date of acquisition. Any excess of the purchase price over the fair value of the separately identifiable assets acquired and the liabilities assumed is allocated to goodwill. The valuation of assets acquired and liabilities assumed requires a number of judgments and is subject to revision as additional information about the fair value of assets and liabilities becomes available. Additional information, which existed as of the acquisition date but at that time was unknown to the Company, may become known during the remainder of the measurement period, a period not to exceed twelve months from the acquisition date. Adjustments in the purchase price allocation may require a recasting of the amounts allocated to goodwill and intangible assets. In accordance with the acquisition method of accounting, acquisition costs are expensed as incurred.

Long-Lived Assets

The Company evaluates the recoverability of the carrying value of long-lived assets whenever events or circumstances indicate the carrying amount may not be recoverable. If a long-lived asset is tested for recoverability and the undiscounted estimated future cash flows expected to result from the use and eventual disposition of the asset is less than the carrying amount of the asset, the asset cost is adjusted to fair value and an impairment loss is recognized as the amount by which the carrying amount of a long-lived asset exceeds its fair value. No impairment charges were recorded during any of the three years ended December 31, 2013.

Goodwill and Other Intangible Assets with Indefinite Lives

Goodwill represents the amount of the purchase price in excess of the fair values assigned to the underlying identifiable net assets of acquired businesses. Goodwill is not amortized, but is subject to an annual impairment test at the reporting unit level or more frequently if events occur or circumstances change that would indicate that a triggering event. A reporting unit is defined as an operating segment or one level below an operating segment. The reporting units are equivalent to the reportable segments. All of the Company’s reporting units have goodwill assigned.

The Company tests goodwill for impairment annually, as of October 1 of the current year, or more frequently if circumstances suggest that impairment may exist. During each quarter, the Company performs a review of certain key components of the valuation of the reporting units, including the operating performance of the reporting units compared to plan (which is the primary basis for the prospective financial information included in the annual goodwill impairment test) and the weighted average cost of capital.

To determine whether goodwill is impaired, a multi-step impairment test is performed. The Company performs a qualitative assessment of each reporting unit to determine whether facts and circumstances support a determination that their fair values are greater than their carrying values. If the qualitative analysis is not conclusive, or if the Company elects to proceed directly with quantitative testing, the Company will measure the fair values of the reporting units and compare them to their carrying values, including goodwill. If the fair value is less than the carrying value of the reporting unit, the second step of the impairment test is performed for the purposes of measuring the impairment. In this step, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit to determine an implied goodwill value. This allocation is similar to a purchase price allocation performed in purchase accounting. If the carrying amount of the reporting unit goodwill exceeds the implied goodwill value, an impairment loss shall be recognized in an amount equal to that excess.

The Company estimates the fair values of the reporting units using discounted cash flows, which include assumptions about a wide variety of internal and external factors. Significant assumptions used in the impairment analysis include financial projections of cash flow (including significant assumptions about operations and target capital requirements), long term growth rates for determining terminal value, and discount rates. Forecasts and long term growth rates used for the reporting units are consistent with, and use inputs from, the internal long term business plan and strategy. During the forecasting process, the Company assesses revenue trends, operating cost levels and target capital levels. A range of discount rates that correspond to a market based weighted average cost of capital are used. Discount rates are determined for each reporting unit based on the implied risk inherent in their forecasts. This risk is evaluated using comparisons to market information such as peer company weighted average costs of capital and peer company stock prices in the form of revenue and earnings multiples. The most significant estimates in the discount rate determinations include the risk free rates and equity risk premium. Company specific adjustments to discount rates are subjective and thus are difficult to measure with certainty.

Although the Company believes that the financial projections used are reasonable and appropriate, the use of different assumptions and estimates could materially impact the analysis and resulting conclusions. In addition, due to the long term nature of the forecasts there is significant uncertainty inherent in those projections. The passage of time and the availability of additional information regarding areas of uncertainty in regards to the reporting units' operations could cause these assumptions used in the analysis to change materially in the future. If the assumptions differ from actual, the estimates underlying the goodwill impairment tests could be adversely affected.

The Company periodically reviews amortizing intangible assets whenever adverse events or changes in circumstances indicate the carrying value of the asset may not be recoverable. In assessing recoverability, assumptions regarding estimated future cash flows and other factors must be made to determine if an impairment loss may exist, and, if so, estimate fair value. If these estimates or their related assumptions change in the future, the Company may be required to record impairment losses for these assets.

Insurable Risks

The Company uses a combination of self-insurance and third-party carrier insurance with predetermined deductibles that cover certain insurable risks. The Company records liabilities for claims reported and claims that have been incurred but not reported, based on historical experience and industry data.

In most of the states the Field Services business operates in, the Company is self-insured for workers’ compensation claims by employees in the Field Services division up to $100,000, plus administrative expenses, for each occurrence. If any liability claims are in excess of coverage amounts, such claims are covered under premium-based policies issued by insurance companies to coverage levels that management considers adequate. In Ohio and North Dakota, the Company purchases state-funded premium based workers’ compensation insurance. The Company has placed restricted deposits with the insurance company in the amount of $11.6 million, which is included in insurance collateral in the accompanying consolidated balance sheets.

Fair Value Measurements

The Company determines the fair value of its assets and liabilities using valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost), which are each based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions.

The Company uses a three-tier valuation hierarchy based upon observable and non-observable inputs, as described below:

Level 1—Quoted market prices in active markets for identical assets or liabilities at the measurement date.

Level 2—Observable market based inputs or other observable inputs corroborated by market data at the measurement date, other than quoted prices included in Level 1, either directly or indirectly.

Level 3—Significant unobservable inputs that cannot be corroborated by observable market data and reflect the use of significant management judgment. These values are generally determined using valuation models for which the assumptions utilize management’s estimates of market participant assumptions.

The Company determines the estimated fair value of assets, liabilities and equity instruments using available market information and commonly accepted valuation methodologies. However, considerable judgment is required in interpreting market and other data to develop the estimates of fair value. The use of different assumptions or estimation methodologies could have a material effect on the estimated fair values. The fair value estimates are based on information available as of the valuation dates.

The carrying values of cash, accounts receivable and costs in excess of billings on uncompleted projects, accounts payable and accrued liabilities are reflected in the consolidated balance sheet at historical cost, which is materially representative of their fair value due to the relatively short-term maturities of these assets and liabilities.

The carrying value of the capital lease obligations approximates fair value because they bear interest at rates currently available to the Company for debt with similar terms and remaining maturities.

The carrying value and fair value of the Notes as of December 31, 2013 was $327.1 million and $342.9 million, respectively. Fair value for the Notes is a Level 2 measurement and has been estimated based on the present value of the future cash flows using market interest rates for the same contractual terms and considering the Company’s credit risk.

Deferred Rent

The Company’s operating leases for certain facilities contain escalating rent payments during the lease terms. For these leases, the Company recognizes rent expense on a straight line basis over the lease term and records the difference between the amounts charged to expense and the rent paid as deferred rent.

Income Taxes

The Company applies the asset and liability method in accounting and reporting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are determined based upon the difference between the financial statement carrying amounts and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax rates expected to be in effect when these differences are expected to reverse. The deferred income tax assets are adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence, that it is more likely than not such benefits will be realized. The Company recognizes income tax related interest and penalties as a component of income tax expense.

The Company accrues liabilities for identified tax contingencies that result from positions that are being challenged or could be challenged by tax authorities. The Company believes that its accrual for tax liabilities is adequate for all open years, based on Management’s assessment of many factors, including its interpretations of the tax law and judgments about potential actions by tax authorities. However, it is possible that the ultimate resolution of any tax audit may be materially greater or lower than the amount accrued.

Revenue Recognition

The Company recognizes revenue when: (i) persuasive evidence of a customer arrangement exists; (ii) the price is fixed or determinable; (iii) collectability is reasonably assured; and (iv) product delivery has occurred or services have been rendered. The Company recognizes revenue as services are performed and completed.

The Company enters into contracts that require the construction and/or installation of specific units within a network system. Revenue from construction and installation contracts is recorded using the completed contract method of accounting. Under the completed contract method, revenues and costs from construction and installation projects are recognized only upon substantial completion of the project. Project costs typically include direct materials, labor and subcontractor costs, and indirect costs related to contract performance, such as indirect labor, supplies, tools and repairs. Provisions for estimated losses on uncompleted contracts are recognized when it has been determined that a loss is probable.

The Company also enters into contracts to provide engineering and integration services related to network architecture, transformation, reliability and performance. Revenues and costs from service contracts are generally recognized at the time the services are completed under the completed performance model. Services are generally performed under master or other services agreements and are billed on a contractually agreed price per unit of service on a work order basis. The total amount of progress payments netted against contract costs on uncompleted contracts as of December 31, 2012 and 2013 was $237.4 million and $197.9 million, respectively.

Shipping and Handling Costs

Shipping and handling fees billed to customers are included in revenues. Shipping and handling costs associated with inbound freight are capitalized in inventory. Shipping and handling costs associated with outbound freight are included in cost of revenues.

Treasury Stock

Common stock shares repurchased are recorded at cost. Cost of shares retired or reissued is determined using the first-in, first-out method.

Share-Based Compensation

The Company has a stock-based incentive plan for employees and directors. The Company determines the fair value of stock based awards at the date of grant and recognizes the related expense in earnings over the vesting period of the award.

Taxes Collected from Customers and Remitted to Governmental Authorities

Taxes collected from customers and remitted to governmental authorities are presented in the accompanying consolidated statements of operations on a net basis.

Recently Adopted Accounting Pronouncements

In July 2013, the FASB amended the Income Taxes Topic of the ASC to eliminate diversity in practice for the presentation of unrecognized tax benefits when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. The amendment requires that the unrecognized tax benefit be presented as a reduction of the deferred tax assets associated with the carryforwards except in certain circumstances when it would be reflected as a liability. This amendment is effective for the Company starting with its first quarter of 2014 and we are still evaluating the impact of adoption on our consolidated financial condition.

Note 3. Business Combinations

Acquisition of the Custom Solutions Group of Cellular Specialties, Inc.

On February 28, 2013, the Company completed the acquisition of 100% of the assets of the Custom Solutions Group of Cellular Specialties, Inc. (“CSG”), which provides indoor and outdoor wireless DAS and Wi-Fi solutions, services, consultations and maintenance. The purchase price consists of $18.0 million in cash, earn-out payments of up to an aggregate of $17.0 million through December 31, 2015 and the assumption of certain liabilities related to the acquired business. The Company acquired CSG to expand its in-building DAS, small cells and Wi-Fi offload solutions.

The following table summarizes the consideration transferred to acquire CSG and the amounts of identified assets acquired and liabilities assumed at the acquisition date (in thousands):

Cash	$18,000
Contingent consideration	9,163
Total purchase price	27,163

Current assets (accounts receivable, inventory and other current assets)	13,568
Non-current assets	541
Intangible assets	11,720
Goodwill	8,604
Total assets acquired	34,433

Current liabilities	7,232
Non-current liabilities	38
Total liabilities assumed	7,270

Net assets acquired	$27,163

The acquisition of CSG includes a contingent consideration arrangement that requires additional consideration to be paid by the Company to CSG’s former owners based upon the financial performance of CSG over a three-year period immediately following the close of the acquisition. Amounts payable under the contingent consideration arrangement are payable annually over a three-year period. The range of undiscounted amounts the Company could pay under the arrangement is between $0 and $17.0 million. The fair value of the contingent consideration recognized on the acquisition date of $9.2 million was estimated by applying the income approach. That measure is based on significant inputs not observable in the market, which is referred to as a Level 3 input. The liability for the contingent consideration is included within accrued liabilities on the consolidated balance sheet. During the year ended December 31, 2013, the Company recorded $0.8 million of accretion expense which is recorded within interest expense on the consolidated statement of operations.

The Company acquired $7.4 million of gross contractual accounts receivable. The fair value of the acquired receivables was $7.4 million, as the Company expects the entire amount to be collectible.

The goodwill is attributable to the workforce of the acquired business and the synergies expected to arise after the Company’s acquisition of CSG. The goodwill has been assigned in its entirety to the Professional Services segment. Goodwill is deductible for tax purposes.

As part of the purchase price, the Company determined that its separately identifiable intangible assets were its customer backlog, customer relationships, non-compete agreements and tradename. The intangible assets including goodwill were assigned to the Company’s Professional Services reporting unit. The Company used the income approach to value the identifiable intangibles, which is a Level 3 measurement. This approach calculates fair value by discounting the after-tax cash flow back to a present value. The baseline data for this analysis was the cash flow estimates used to price the transaction. Cash flows were forecasted and then discounted using a discount rate applicable to the intangible asset and reporting unit. Discount rates ranged from 18.5% to 23% and are based on the estimated weighted average cost of capital which employs an estimate of the required equity rate of return and after-tax cost of debt for the reporting unit.

The following table is a summary of the fair value estimates of the identifiable intangibles and their weighted-average useful lives:

	Estimated Useful Life (Years)	Fair Value

Intangible asset – customer backlog	0.50	$1,400
Intangible asset – customer relationships	12.00	6,610
Intangible asset – noncompete agreements	5.00	3,150
Intangible asset – tradename	1.25	560
Total intangible assets		$11,720

The fair values of the acquired accounts receivables, costs in excess of billings on uncompleted projects, billings in excess of cost on uncompleted projects and inventory are provisional pending receipt of the final valuations for those assets.

The Company incurred approximately $0.7 million of acquisition related costs, $0.4 million of which were recorded in selling, general and administrative costs for the year ended December 31, 2013. No expenses related to the acquisition have been capitalized.

The acquisition of CSG contributed revenues of $43.3 million and net income of $6.2 million to the Company for the period from February 28, 2013 to December 31, 2013. The following unaudited pro forma summary presents consolidated information of the Company as if the acquisition of CSG had occurred on January 1, 2012 (in thousands):

	Pro Forma Year Ended
	December 31,
	2012	2013

Revenue	$654,543	$935,387
Net loss from continuing operations	(2,936)	(44,584)
Net loss	(368)	(44,584)

Acquisition of Design Build Technologies

On August 8, 2013 the Company acquired 100% the assets of Design Build Technologies (DBT), a former subcontractor of the Company in the southeast region of the United States, for $1.3 million in cash. The Company received certain assets, tower crews, and a non-compete agreement from the owner of DBT, who became an employee of the Company upon the close of the transaction. The addition of DBT augments Goodman Networks’ existing workforce capabilities and reduces its dependence on subcontractors.

The following table summarizes the consideration transferred to acquire DBT and the amounts of identified assets acquired and liabilities assumed at the acquisition date (in thousands):

Cash	$1,306
Contingent consideration	741
Total purchase price	2,047

Current assets	8
Non-current assets	157
Goodwill	1,882
Total assets acquired	$2,047

The acquisition of DBT includes a contingent consideration arrangement that requires additional consideration to be paid by the Company to DBT’s former owners based upon the retention of specified thresholds of tower crew personnel measured at the end of each of the six quarterly periods subsequent to the acquisition. Amounts payable under the contingent consideration arrangement are payable quarterly over an 18-month period. The range of undiscounted amounts the Company could pay under the arrangement is between $0 and $0.9 million. The fair value of the contingent consideration recognized on the acquisition date of $0.7 million was estimated by applying the income approach. That measure is based on significant inputs not observable in the market, which is referred to as a Level 3 input. The liability for the contingent consideration is included within accrued liabilities on the consolidated balance sheet.

The goodwill is attributable to the workforce of the acquired business and the synergies expected to arise after the Company’s acquisition of DBT. The goodwill has been assigned in its entirety to the Infrastructure Services segment. Goodwill is deductible for tax purposes.

Merger with Multiband

On August 30, 2013, the Company completed its acquisition of Multiband. The aggregate purchase price, excluding merger-related fees and expenses, was approximately $101.1 million. The Merger provides the Company with customer diversification, a large and talented work force and new strategic capabilities. The Company believes the Merger will allow the combined company to continue to serve its current customers, while enabling it to support emerging wireless opportunities, such as the evolution toward small cell architectures currently occurring in the telecommunications industry.

The following table summarizes the consideration transferred to acquire Multiband and the amounts of identified assets acquired and liabilities assumed at the acquisition date (in thousands):

Cash	$101,092
Total purchase price	101,092

Accounts receivable	28,035
Inventory	9,984
Deferred tax assets	1,665
Other current assets	9,367
Non-current assets	27,279
Intangible assets	33,640
Goodwill	58,648
Total assets acquired	168,618

Accounts payable	23,358
Accrued liabilities	22,902
Other current liabilities	5,291
Other non-current liabilities	15,975
Total liabilities assumed	67,526

Net assets acquired	$101,092

The Company acquired $28.4 million of gross contractual accounts receivable. The fair value of the acquired receivables was $28.0 million, which is the amount the Company expects to be collectible.

The goodwill is attributable to the workforce of the acquired business and the synergies expected to arise after the Company’s acquisition of Multiband. The goodwill has been assigned primarily to the Field Services segment. The Company does not expect the goodwill to be deductible for tax purposes.

As part of the purchase price, the Company determined that its separately identifiable intangible assets were its customer contracts, customer relationships, customer backlog, tradename, software and right of entry contracts. The intangible assets including goodwill were assigned to two the Company’s four reporting units, Field Services and Other. The Company used the income approach to value the identifiable intangibles, which is a Level 3 measurement. This approach calculates fair value by discounting the after-tax cash flow back to a present value. The baseline data for this analysis was the cash flow estimates used to price the transaction. Cash flows were forecasted and then discounted using a discount rate applicable to the intangible asset and reporting unit. Discount rates ranged from 9.5% to 11.5% and are based on the estimated weighted average cost of capital which employees an estimate of the required equity rate of return and after-tax cost of debt for each reporting unit.

Since the Merger was a stock purchase, assets acquired cannot be revalued for tax purposes; accordingly, a deferred tax asset of $1.7 million was recorded at the date of the Merger for the book tax cost basis difference related to the assets.

The following table is a summary of the fair value estimates of the identifiable intangibles and their weighted-average useful lives:

	Estimated Useful Life (Years)	Fair Value

Intangible asset – customer contracts	9.0 - 10.0	$24,900
Intangible asset – customer relationships	12.0	1,100
Intangible asset – customer backlog	0.5	70
Intangible asset – tradename	5.0	3,700
Intangible asset – software	4.8	3,810
Intangible asset – right of entry contracts	2.0	60
Total intangible assets		$33,640

The fair values of the acquired, costs in excess of billings on uncompleted projects, billings in excess of cost on uncompleted projects, accrued liabilities, inventory and intangible assets are provisional pending receipt of the final valuations for those assets.

As of December 31, 2012, Multiband had generated net operating loss carryforwards (“NOLs”), of approximately $47.5 million to reduce future federal taxable income and $46.0 million to reduce future state taxable income. Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), limits a corporation’s future ability to utilize any NOLs generated before a change in ownership, as well as certain subsequently recognized “built-in” losses and deductions, if any, existing as of the date of the change in ownership. As a result of the Merger, Multiband’s ability to utilize NOLs may be subject to additional limitations under Section 382 of the Code.

The amounts recorded for the acquired accounts receivables, costs in excess of billings on uncompleted projects, billings in excess of cost on uncompleted projects, deferred taxes assets and liabilities and inventory are provisional pending receipt of the final valuations for those assets.

Pursuant to the Merger Agreement, all restricted stock and stock options held by directors and employees of Multiband as of the Merger date became fully vested. The Company recorded a charge of $1.4 million for the acceleration of these awards, which has been recorded in selling, general and administrative expenses.

The Company incurred approximately $3.8 million of acquisition related costs which was recorded in selling, general and administrative costs for the year ended December 31, 2013. No expenses related to the acquisition have been capitalized.

The Merger with Multiband contributed revenues of $104.8 million and net loss of $0.9 million to the Company for the period from August 31, 2013 to December 31, 2013. The following unaudited pro forma summary presents consolidated information of the Company as if the acquisition of Multiband had occurred on January 1, 2012 (in thousands):

	Pro Forma Year Ended
	December 31,
	2012	2013

Revenue	$903,166	$1,135,276
Net loss from continuing operations	(6,864)	(45,674)
Net loss	(6,878)	(45,674)

Note 4. Accounts Receivable

Activity for the allowance for doubtful accounts related to trade accounts receivable for the years ended December 31, 2011, 2012 and 2013 is as follows (in thousands):

	2011	2012	2013

Allowance for doubtful accounts at beginning of the year	$311	$252	$13
Provision for doubtful accounts	(59)	(239)	337
Amounts charged against the allowance	-	-	-
Allowance for doubtful accounts at the end of the year	$252	$13	$350

Note 5. Property and Equipment

Property and equipment consisted of the following at December 31, 2012 and 2013 (in thousands):

	2012	2013

Software	$16,905	$19,079
Computers and office equipment	5,876	10,066
Furniture and fixtures	1,643	2,766
Other equipment	832	2,219
Vehicles	279	458
Land	-	1,680
Building and improvements	-	5,838
Leasehold improvements	1,921	2,603
	27,456	44,709
Less accumulated depreciation and amortization	(21,447)	(25,062)
Property and equipment, net	$6,009	$19,647

Depreciation and amortization of property and equipment for the years ended December 31, 2011, 2012 and 2013 was $4.5 million, $3.6 million and $4.5 million, respectively, which has been recorded in selling, general and administrative expenses.

At December 31, 2012 and 2013, property and equipment included $5.5 million and $8.4 million, respectively, of assets acquired under capital leases. Assets under capital leases are stated at the present value of minimum lease payments. The accumulated depreciation related to these assets at December 31, 2012 and 2013 totaled $4.4 million and $5.4 million, respectively. Depreciation expense related to these assets during each of the three years ended December 31, 2011, 2012 and 2013 totaled $1.2 million, $1.2 million and $1.1 million, respectively.

Note 6. Goodwill and Intangibles

The changes in goodwill for the years ended December 31, 2012 and 2013 are as follows (in thousands):

	2012	2013

Balances at beginning of year	$-	$-
CSG acquisition	-	8,604
DBT acquisition	-	1,882
Multiband acquisition	-	58,648
Balance at end of year	$-	$69,134

Intangible assets are as follows (in thousands):

	December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net

Customer contracts	$13,900	$547	$13,353
Customer relationships	7,710	1,328	6,382
Tradename	3,860	611	3,249
Software	3,810	254	3,556
Noncompete agreements	3,150	534	2,616
Customer backlog	1,470	1,470	-
Total	$33,900	$4,744	$29,156

The Company had no intangible assets as of December 31, 2012. Amortization of intangible assets was $5.2 million for the year ended December 31, 2013. The MDU Assets sold to DirecTV MDU on December 31, 2013 (Note 1) included the gross carrying amount of customer contracts and tradenames of $11.0 million and $0.4 million, respectively.  Future amortization of intangible assets as of December 31, 2013 are as follows (in thousands):

Year ending December 31,

2014	$5,499
2015	4,799
2016	4,307
2017	4,082
2018	2,971
Thereafter	7,498
$29,156

Note 7. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	2012	2013

Employee compensation and related costs	$20,440	$31,364
Sales tax payable	11,624	12,001
Accrued job loss	4,484	4,723
Accrued interest	14,744	20,826
Guarantee of indebtedness	4,000	4,000
Contingent consideration, current	-	3,248
Workers compensation, current	-	4,621
Other	7,871	17,264
Total accrued expenses, current	$63,163	$98,047

Contingent consideration, non-current	$-	$7,152
Unerecognized tax benefits	-	4,352
Workers compensation, non-current	-	7,287
Total accrued expenses, non-current	$-	$18,791

Note 8. Notes Payable

Notes payable consist of the following (in thousands):

	2012	2013

Senior secured notes due July 1, 2018, net of discount of $3,047 and $2,496 as of December 31, 2012 and 2013, respectively, with stated interest of 12.125%	$221,953	$222,504
Senior secured notes due July 1, 2018, including a premium of $4,642 as of December 31, 2013 with stated interest of 12.125%	-	104,642
Ford Credit, monthly installments of $1 comprised of principal and interest, at 6.6% , through July 2016	-	28
GMAC, monthly installments of $1 comprised of principal and interest, at 2.96%, through June 2015	-	10
GMAC, monthly installments of $1 comprised of principal and interest, at 2.96%, through August 2015	-	12
American United Life Insurance Company, see terms in note below		3,408
	221,953	330,604
Less: current portion	-	(258)
Notes payable, net of current portion	$221,953	$330,346

On June 23, 2011 the Company issued $225.0 million of Notes due July 1, 2018 at a discount of $3.9 million. The Notes carry a stated interest rate of 12.125%, with an effective rate of 12.50%. Interest is payable semi-annually each January 1 and July 1. The Notes are secured by: (i) a first-priority lien on substantially all of the Company’s existing and future domestic plant, property, assets and equipment including tangible and intangible assets, other than the assets that secure the Credit Facility on a first-priority basis, (ii) a first-priority lien on 100% of the capital stock of the Company’s existing and future material U.S. subsidiaries and non-voting stock of the Company’s existing and future material non-U.S. subsidiaries and 66% of all voting stock of the Company’s existing and future material non-U.S. subsidiaries and (iii) a second-priority lien on the Company’s accounts receivable, unbilled revenue on completed contracts and inventory that secure the Credit Facility on a first-priority basis, subject, in each case, to certain exceptions and permitted liens.

The Notes are general senior secured obligations and rank pari passu in right of payment with all of the Company’s existing and future indebtedness that is not subordinated, are senior in right of payment to any of the Company’s existing and future subordinated indebtedness, are structurally subordinated to any existing and future indebtedness and other liabilities of the Company’s non-guarantor subsidiaries, and are effectively junior to all obligations under the Credit Facility to the extent of the value of the collateral securing the Credit Facility on a first priority basis.

Prior to July 1, 2014, the Company may redeem up to 35% of the aggregate principal amount of the Notes at a redemption price equal to 112.125% of the principal amount of the Notes redeemed, plus accrued and unpaid interest and any additional interest, with the net cash proceeds of certain equity offerings. Prior to July 1, 2015, the Company may redeem some or all of the Notes at a “make-whole” premium, or the Applicable Premium, plus accrued and unpaid interest. An Applicable Premium is the greater of 1% of the principal amount of the Note; or the excess of the present value at such redemption date of (i) the redemption price of the Note at July 1, 2015 equal to 106.063% plus (ii) all required interest payments due on the Note through July 1, 2015, (excluding accrued but unpaid interest to the redemption date), computed using a discount rate equal to the Treasury Rate as of such redemption date plus 50 basis points; over the principal amount of the Note. On or after July 1, 2015, the Company may redeem some or all of the Notes at a premium that will decrease over time plus accrued and unpaid interest.

If the Company undergoes a change of control, as defined in the Indenture, the Company will be required to make an offer to each holder of the Notes to repurchase all or a portion of its Notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest and additional interest penalty, if any, to the date of repurchase.

If the Company sells certain assets or experiences certain casualty events and does not use the net proceeds as required, the Company will be required to use such net proceeds to repurchase the Notes at 100% of the principal amount thereof, plus accrued and unpaid interest and additional interest, if any, to the date of repurchase.

The Company entered into a registration rights agreement with the initial purchasers of the Notes. Under the terms thereof, the Company agreed to file an initial registration statement with the SEC by March 19, 2012, to become effective not later than June 17, 2012, providing for registration of “exchange notes” with terms substantially identical to the Notes. The terms of the agreement provide additional interest obligations for a late filing interest penalty (the “Additional Interest”) of 0.25% per annum of the principal amount of the Notes, which increases by an additional 0.25% per annum at the beginning of each subsequent 90-day period with a maximum interest penalty of 1.0% per annum, for each day the Company is delinquent in filing an initial registration statement with the SEC.

The Company was unable to file an initial registration statement with the Securities and Exchange Commission (the “SEC”) by March 19, 2012 and incurred an additional interest obligation for a late filing interest penalty of 0.25% per annum of the principal amount of the Original Notes through June 17, 2012 and 0.50% for the subsequent 90-day period. The Company was unable to cause the initial registration statement to be declared effective by June 17, 2012 and an additional interest obligation was incurred at 0.25% per annum of the principal amount of the Original Notes for each subsequent 90-day period. The maximum additional interest rate on the Notes could not exceed 1.00% per annum at any one time in aggregate. The Company incurred $1.3 million and $2.2 million of penalty interest for the years ended December 31, 2012 and 2013, respectively. All additional interest on the Original Notes ceased to accrue on December 23, 2013, when the registration statement for the exchange of the Original Notes was declared effective and the Company launched the exchange offer.

On April 30, 2013, the Company submitted to Depository Trust Company a Consent Letter dated April 30, 2013 (the “Consent Letter”), in order to solicit consents from the holders of the Original Notes to (i) raise approximately $100 million of additional indebtedness, secured on a parity lien basis with the Original Notes, which were to fund the purchase price of the Merger, notwithstanding the requirement set forth in the Indenture that the Company meet certain Fixed Charge Coverage Ratio and Total Leverage Ratio tests, (ii) adjust the definition of “Consolidated EBITDA” under the Indenture to permit certain add-backs that are unrelated to the Company’s business operations and (iii) reduce the Fixed Charge Coverage Ratio that the Company is required to meet to consummate certain transactions from a ratio of 2.5 to 1.0 to a ratio of 2.0 to 1.0 (collectively, the “Indenture Amendments”). On May 6, 2013, in accordance with the terms of the Indenture, the Company received consent from holders of a majority in aggregate principal amount of the then holders of the Notes with respect to the Indenture Amendments. Promptly thereafter, the Company executed and delivered the First Supplemental Indenture and the First Amendment to Intercreditor Agreement, which became operative upon the Company’s payment of the consent fee of $5.1 million, pursuant to the Consent Letter, in connection with the Merger.

On May 30, 2013, Goodman Networks and GNET Escrow Corp., a wholly owned subsidiary of Goodman Networks (the “Stage I Issuer”), entered into a purchase agreement with Jefferies LLC, in connection with the offering of $100.0 million aggregate principal amount of the Stage I Issuer’s 12.125% Senior Secured Notes due 2018 (the “Stage I Notes”). The Stage I Notes were offered at 105% of their principal amount for an effective interest rate of 10.81%. The estimated gross proceeds of approximately $105.0 million, which includes an approximate $5.0 million of issuance premium, were used, together with cash contributions from Goodman Networks, to finance the Merger and to pay related fees and expenses. Upon completion of the Merger, the Company redeemed the Stage I Notes in exchange for the issuance of an equivalent amount of notes under terms substantially identical to those of the Original Notes, or the Tack-on Notes, as a “tack-on” under and pursuant to the Indenture under which the Company previously issued the Original Notes.

In the event of default on the Notes, the Company may be able to obtain a waiver from the Trustee or Holders of at least 25% in aggregate principal amount of the Notes for an event of default. In the event a delay in the Company’s reporting on SEC Forms 10-Q, 10-K or 8-K, the Company will have 60 days after the receipt of a notice from the Trustee or Holders of at least 25% in aggregate principal amount of the Notes to comply by providing all current, quarterly and annual reports. The Company is not in receipt of any such notice from the Trustee or Holders of at least 25% in aggregate principal amount of the Notes regarding an event of default.

Separate financial information about Goodman Networks Incorporated, its guarantor subsidiaries and its non-guarantor subsidiaries is not presented because Goodman Networks Incorporated holds all of its assets and has no independent assets or operations, Goodman Networks Incorporated’s subsidiaries, other than the subsidiary guarantors, are minor in significance, and the guarantees of our subsidiary guarantors are full and unconditional and joint and several. There are no significant restrictions on the ability of Goodman Networks Incorporated or any of the subsidiary guarantors to obtain funds from any of our subsidiaries by dividend or loan.

The terms of the Indenture require the Company to meet certain ratio tests giving effect to anticipated transactions, including borrowing debt and making restricted payments prior to entering these transactions. These ratio tests are, as defined per the Indenture, a Fixed Charge Coverage Ratio of at least 2.00 to 1.00 (which was 0.67 to 1.00 at December 31, 2013) and a Leverage Ratio not greater than 2.50 to 1.00 (which was 13.13 to 1.00 at December 31, 2013). The holders of the Notes granted a waiver to these covenants in conjunction with the issuance of the Tack-On Notes, and the Company has not entered into any other transaction that requires it to meet these tests as of December 31, 2013. Had the Company been required to meet these ratio tests as of December 31, 2013, the Company would not have met the Fixed Charge Coverage Ratio or the Leverage Ratio.

The mortgage payable related to the Multiband headquarters building from American United Life Insurance Company has a remaining term of forty-seven months and carries an interest rate of 5.92% per annum. Monthly payments of principal and interest are due as follows: $36,000 from October 2013 through September 2016 and then $40,000 from October 2016 through August 2018. A final payment of $2.1 million is due in September 2018. As additional collateral for the mortgage, Multiband Special Purpose, LLC, a wholly owned subsidiary of the Company (MBSP), issued a letter of credit in the lender’s favor of $1.4 million, which is fully backed by a certificate of deposit held by the lender and is classified as restricted cash in the balance sheet as of December 31, 2013.

During 2013, Multiband entered into a short-term financing agreement with First Insurance Funding Corporation in the amount of $8.1 million for workers’ compensation, business and auto insurance. This financing agreement, which was assumed by the Company in the Merger, carries an interest rate of 3.5% and requires monthly payments of principal and interest of $0.7 million through December 2013. As of December 31, 2013, the outstanding balance under this short-term financing agreement was repaid in full.

Future maturities of the notes payable as of December 31, 2013 are as follows (in thousands):

Year ending December 31,

2014	$258
2015	267
2016	282
2017	329
2018	2,322
Thereafter	325,000
Discounts and premiums	2,146
$330,604

On June 24, 2009, the Company entered into the Revolving Credit and Security Agreement (the “Credit Agreement”). As of December 23, 2010, the Company had a revolving line of credit that accrued interest at variable rates as defined in the Credit Agreement plus 2.25% and was to mature on June 22, 2012. Unused commitment fees under the Credit Agreement accrued at an annual rate of 0.375%.

On June 23, 2011, the Company entered into a five year amendment and restatement of the Credit Agreement (the “Credit Facility”). The Credit Facility has a maximum amount of available borrowing capacity of $50.0 million, subject to certain restrictions. Interest on outstanding balances on the Credit Facility accrues at variable rates based, at the Company’s option, on the agent bank’s base rate (as defined in the Credit Facility) plus a margin between 1.50% and 2.00%, or at LIBOR plus a margin of between 2.50% and 3.00%, depending on certain financial thresholds. At December 31, 2013, the margin over LIBOR was 3.0% and the margin over the base rate was 2.0%. In addition, the Credit Facility includes an unused facility fee of 0.375%. At December 31, 2013 the Company had no borrowings and had $4.5 million of outstanding letters of credit under the Credit Facility.

The amount the Company can borrow under its Credit Facility at any given time is based upon a formula that takes into account, among other things, eligible billed and unbilled accounts receivable and inventory, which can result in borrowing availability of less than the maximum amount of the Credit Facility. On December 31, 2013, availability under the Credit Facility totaled $45.5 million, net of outstanding letters of credit aggregating $4.5 million. The Credit Facility is collateralized by, among other things, a first priority security interest in substantially all of the Company’s accounts receivable, unbilled revenue on completed contracts and inventory. Any deterioration in the quality of the Company’s accounts receivable, unbilled revenue on completed contracts and inventory would reduce availability under the Credit Facility.

The Credit Facility contains customary events of default (including cross-default) provisions and covenants related to the Company’s operations that prohibit, among other things, making investments and acquisitions in excess of specified amounts, incurring additional indebtedness in excess of specified amounts, creating liens against the Company’s assets, prepaying subordinated indebtedness and engaging in certain mergers or combinations without the prior written consent of the lenders. The Credit Facility also limits the Company’s ability to make certain distributions or dividends.

Under the terms of the Credit Facility, beginning with the quarter ended March 31, 2014, the Company must maintain a Fixed Charge Coverage Ratio equal to at least 1.25 to 1.0 (which ratio was 1.27 to 1.00 at December 31, 2013) and a Leverage Ratio no greater than 6.0 to 1.0 with respect to the ratio required for the fiscal quarter ending March 31, 2014 (which ratio was 8.28 to 1.00 at December 31, 2013) during such time as a Triggering Event is continuing. A “Triggering Event” occurs when the Company’s undrawn availability (measured as of the last date of each month) on the Credit Facility has failed to equal at least $10 million for two consecutive months and continues until undrawn availability equals $20 million for at least three consecutive months. The Company is only required to maintain such ratios at such time that a Triggering Event is in existence. Failure to comply with such ratios during the existence of a Triggering Event constitutes an Event of Default (as defined therein) under the Credit Facility. Had the Company been required to meet these ratio tests as of December 31, 2013, the Company would have met the Fixed Charge Coverage Ratio and not have met the Leverage Ratio (in each case with respect to the ratio required for the fiscal quarter ending March 31, 2014).

Pursuant to the terms of the Credit Facility, PNC Bank may utilize the Company’s cash deposits at PNC Bank to offset amounts borrowed under the Credit Facility. As such, the Company has classified the amount due on the line of credit as a current liability in the consolidated balance sheets.

Note 9. Leases

The Company leases certain equipment under capital leases. The economic substance of these leases is that the Company is financing the acquisition of the equipment through the leases and accordingly, the equipment is recorded as an asset and the leases are recorded as liabilities.

Future minimum lease payments under capital leases at December 31, 2013 were as follows (in thousands):

Year ending December 31,

2014	$1,537
2015	1,098
2016	452
2017	79
2018	-
Thereafter	-
Total minimum lease payments	3,166
Less: amount representing interest	(222)
Present value of minimum lease payments	2,944
Less: current portion of capital leases	(1,402)
Capital leases, net of current portion	$1,542

Operating lease commitments relate primarily to rental of vehicles, facilities and equipment under non-cancellable operating lease agreements which expire at various dates through the year 2017. Approximate future minimum rental payments at December 31, 2013 under these non-cancelable operating leases are as follows (in thousands):

Year ending December 31,

2014	$10,265
2015	6,549
2016	3,004
2017	1,840
2018	1,450
Thereafter	548
Total minimum lease payments	$23,656

Rent expense for operating leases was approximately $5.1 million, $6.0 million and $14.3 million the years ended December 31, 2011, 2012 and 2013, respectively.

Note 10. Shareholders’ Deficit

Common Stock

The Company is controlled directly and indirectly by persons or entities related to John A. Goodman, the Company’s Executive Chairman. All shareholders are parties to a shareholders’ agreement. The shareholders’ agreement contains various provisions governing tag-along rights, drag-along rights, rights of first offers, transfers among shareholders and other terms customary in agreements of this type.

In June 2009, a relative of the Company’s Executive Chairman was granted a put option whereby the holder could require the Company to pay $1.5 million in cash to purchase the number of shares to be computed based on the fair value at the time the put option is exercised. This put option was exercised in June 2011 and the Company purchased 22,914 shares of common stock at $65.46 per share, or $1.5 million.

Additionally, on June 23, 2011 the Company purchased 265,379 shares of common stock from shareholders for cash in the amount of $17.5 million, or $65.46 per share. All shares purchased by the Company had been included in treasury stock until September 2011 when all currently held treasury stock was retired. The treasury stock retirement of $27.8 million resulted in a corresponding reduction in common stock of approximately $10,000, additional paid in capital of $6.6 million, and retained earnings of $21.2 million.

In November and December 2011, the Company repurchased 55,918 shares of outstanding common stock from certain employees at a price of $120.91 per share for cash consideration of $6.8 million, which equaled the fair value of the common stock at the repurchase date. The repurchase of common stock has been recorded in treasury stock.

Pursuant to an amended and restated employment agreement dated October 16, 2012, the Company granted an executive 60,000 shares of unrestricted common stock, half of which vested immediately and the other half of which vested in January 2013. Compensation expense of $5.0 million for the fair value of the 60,000 shares of common stock was recorded in the year ended December 31, 2012, based on the grant-date fair value of $82.70 per share. The terms of the employment agreement also required the Company to provide a cash payment to the executive in an amount sufficient to cover all taxes associated with the share grant. As such, an additional amount of $3.3 million was expensed in 2012, and paid during the first quarter of 2013.

In June 2009, the Company issued 1,045,006 shares of Series C convertible redeemable preferred stock (“Series C”) to SG-Goodman, LLC (“SG-Goodman”), an affiliate of a private equity investor. Each share of Series C was initially convertible into common stock, at the option of the holder, at $26.12 per share. Series C accrued dividends at 10% of the dividend base per annum, payable quarterly, provided such dividends were declared. Dividends accrued cumulatively and unpaid dividends were added to the liquidation preference of the Series C. Dividends totaling $1.4 million were declared during the year ended December 31, 2011, respectively. On June 23, 2011 the Company repurchased all outstanding shares of Series C from shareholders for $73.2 million and paid dividends of $2.2 million.

Note 11. Share-Based Compensation and Warrants

Stock Options

In October 2000, the Company approved the Goodman Networks Incorporated 2000 Equity Incentive Plan (the “2000 Plan”). Under the 2000 Plan, 70,899 shares may be issued pursuant to outstanding awards of incentive stock options or nonqualified stock options to employees, directors or consultants of the Company but no additional grants may be made. Grants of incentive stock options must have been at least equal to the fair market value on the date of grant. Nonqualified options could have been granted at less than fair market value. All option terms were determined by a committee designated by the Board of Directors.

On December 29, 2008, the Board of Directors approved the 2008 Long-Term Incentive Plan (the “2008 Plan”). The approval of the 2008 Plan had no effect on the 2000 Plan or any options granted pursuant to the 2000 Plan. At such time, outstanding options granted pursuant to the 2000 Plan continued with their existing terms and remained subject to the 2000 Plan, as applicable. The 2008 Plan provides for the issuance of up to 1,000,000 shares of common stock pursuant to awards. In June 2009, the Company’s Board of Directors amended the 2000 Plan and the 2008 Plan to modify certain terms and definitions. These amendments did not affect the awards already outstanding under the 2008 Plan or 2000 Plan.

The Company estimates the expected volatility of the price of its underlying stock based on the historical volatilities of similar entities with publicly traded securities. Currently there is no active market for the Company’s common stock. The volatility was estimated using the median volatility of the guideline companies which are representative of the Company’s size and industry based upon daily stock price fluctuations.

The following table summarizes stock option activity under the 2008 Plan and the 2000 Plan for the year ended December 31, 2013:

			Weighted
			Average	Aggregate
		Weighted	Remaining	Intrinsic
		Average	Contractual	Value
	Options	Exercise Price	Life (Years)	(Millions)

Outstanding at December 31, 2012	222,866	$19.99
Granted	332,500	82.70
Exercised	(6,800)	1.98
Outstanding at December 31, 2013	548,566	$58.22	7.75	$20.7

Exercisable at December 31, 2013	248,732	$29.47	6.10	$16.5

The fair values of option awards granted were estimated at the grant date using a Black-Scholes option pricing model with the following assumptions for the years ended December 31, 2011, 2012 and 2013:

	2011	2012	2013

Expected volatility	48.40%	n/a	54.06% - 60.65%
Risk-free interest rate	2.29%	n/a	0.91% - 1.63%
Expected life (in years)	6.00	n/a	5.19 - 5.80
Expected dividend yield	0.00%	n/a	0.00%

The weighted average grant date fair value for options granted in 2011 and 2013 was $12.65 and $41.90, respectively. The Company did not grant any stock options during the year ended December 31, 2012. As of December 31, 2013, there was approximately $8.0 million of unrecognized compensation costs related to non-vested stock options. That cost is expected to be recognized over a remaining weighted average vesting period of 1.06 years.

The total intrinsic value of options exercised was $2.1 million and $0.5 million for the years ended December 31, 2011 and 2013, respectively. There were no options exercised during the year ended December 31, 2012.

During July 2011, the Company intended to deliver 17,000 share-based awards to certain employees. The Company subsequently determined that all corporate actions necessary to create a legally binding right to these awards was inadvertently not completed, and such awards are not effective and are not included in the table above. The exercise price of these awards was intended to be $26.12 with a term of 10 years. If these awards were granted, vesting would have occurred ratably over a three-year period, although the vesting commencement dates would have varied by award and preceded the intended award grant for certain recipients. If these awards were in effect, they could be settled with assets other than equity, and the Company has accounted for them as liability awards. During 2013, these liability awards were cancelled and replaced with equity awards. The liability recorded on the balance sheet at December 31, 2012 was $0.7 million.

In December 2011, the Company settled 11,074 outstanding stock option awards with certain employees of the Company at a price of $120.91 per share for cash consideration of $1.2 million, which equaled the intrinsic value of the options at the settlement date.

The compensation expense recognized for outstanding share-based awards for the years ended December 31, 2011, 2012 and 2013 was $1.0 million, $5.6 million and $4.5 million, respectively.

Warrants

In October 2010, in connection with the subordinated notes payable issued to a shareholder in April and May of 2010 and the First Amendment to the Shareholder Agreement (also see Note 8), the Company issued warrants to purchase 160,408 shares of its common stock at an exercise price of $1.00 per share, which expire in May 2020. The fair value of the warrants was recorded as a discount on the subordinated notes payable. During June 2011, the shareholder and holder of the warrants sold warrants to purchase 117,050 of those shares to the Company for $7.5 million. The remaining warrant to purchase 43,358 shares is outstanding and exercisable as of December 31, 2013.

Note 12. Related Party Transactions

The Company had approximately $50,000 in a non-interest bearing advance due from a founding shareholder of the Company as of December 31, 2012 and 2013. Scheduled repayments are made through payroll deductions.

The Company uses a ranch owned by certain shareholders to entertain employees and customers. For the use of the ranch, the Company paid and expensed $10,000 per month during the year ended December 31, 2011, $10,000 per month during the period from January 1, 2012 to May 31, 2012 and $13,000 per month during the period from June 1, 2012 to December 31, 2013.

In June 2009, the Company entered into an agreement with a firm that was related to a member of the Company’s Board of Directors, although this member is not currently serving on the Board. Pursuant to the agreement, this affiliated firm agreed to perform regular consulting services. Payments under this agreement were $151,616, $0 and $0 for the years ended December 31, 2011, 2012 and 2013, respectively.

In February 2013, Multiband commenced business with Fowler Wind Energy LLC (Fowler), a company that is partially owned (70.0%) by J. Basil Mattingly, a Vice President of Multiband. The Company provides wind tower labor to Fowler. Revenue recognized under the Company’s contract with Fowler was $1.1 million for the four months ended December 31, 2013, which is included in revenues in the accompanying condensed consolidated statement of operations. At December 31, 2013, Fowler owed the Company $1.0 million, which is included in accounts receivable, net in the accompanying consolidated balance sheet.

On March 4, 2013, the Company entered into stock purchase agreements with certain members of management of the Company, pursuant to which the Company purchased 60,400 shares of common stock in exchange for payments totaling $5.0 million. The shares repurchased have been recorded as treasury stock.

The Company leases offices located at 2000 44th Street SW, Fargo, ND 58013. The base rate is $22,000 per month. The property is owned in part by David Ekman, Chief Information Officer of Multiband.

From time to time, the Company engages in transactions with executive officers, directors, shareholders or their immediate family members of these persons (subject to the terms and conditions of the Notes and the Credit Facility). These transactions are negotiated between related parties without arm’s length bargaining and, as a result, the terms of these transactions could be different than transactions negotiated between unrelated persons. See Note 10 – Shareholders’ Equity (Deficit) for a description of these transactions.

See Note 14 – Commitments and Contingencies for other transactions among related parties.

Note 13. Employee Benefit Plan

The Company sponsors a 401(k) retirement savings plan for its employees. Eligible employees are allowed to contribute a portion of their compensation, not to exceed a specified contribution limit imposed by the Internal Revenue Code. The Company provides for matching employee contributions equal to 50% on the first 8% of each participant’s compensation. Employer contributions during the years ended December 31, 2011, 2012 and 2013 totaled $2.7 million, $2.7 million and $3.3 million, respectively.

One of the Company’s 401(k) plans allows for a discretionary profit sharing contribution. The Company has recorded an expense of $0.1 million for a profit sharing contribution.

Note 14. Commitments and Contingencies

General Litigation

The Company is from time to time party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract and/or property damages, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. Based upon information currently available, the Company believes that the ultimate outcome of all current litigation and other claims, individually and taken together, and except as described herein, will not have a material adverse effect on the Company’s business, prospects, financial condition or results of operations.

Concentration of Credit Risk

A significant portion of the Company’s revenue is derived from three significant customers. The following table reflects the percentage of total revenue from those customers for the years ended December 31, 2011, 2012 and 2013:

	2011	2012	2013
Subsidiaries of AT&T Inc.	89.2%	87.3%	71.1%
DIRECTV	0.0%	0.0%	9.9%
Alcatel-Lucent	9.9%	9.0%	6.2%

Amounts due from these significant customers at December 31, 2012 and 2013 are as follows (in thousands):

	2012	2013
Subsidiaries of AT&T Inc.	$57,194	$70,426
DIRECTV	-	10,699
Alcatel-Lucent	4,970	8,211
	$62,164	$89,336

A loss of any of these customers would have a material adverse effect on the financial condition of the Company.

Indemnities

The Company generally indemnifies its customers for services it provides under its contracts which may subject the Company to indemnity claims, liability and related litigations. As of December 31, 2012 and 2013, the Company was not aware of any material asserted or unasserted claims in connection with these indemnity obligations.

Guarantees

In October 2011, the Company issued a letter of credit to a company owned by a relative of the Executive Chairman as a guarantee of a related party’s line of credit. The maximum available to be drawn on the line of credit is $4.0 million. In the event of default on the line of credit by the related party, the Company will have the option either to enter into a note purchase agreement with the lender or to permit a drawing on the letter of credit in an amount not to exceed the amount by which the outstanding obligation exceeds the value of the related party’s collateral securing the line of credit, but in no event more than $4.0 million. The Company’s letter of credit was originally due to expire in July 2012, then subsequently amended to expire in July 2013. Prior to the expiration, the letter of credit was amended to extend the guarantee of the related party’s line of credit until July 2014.

The Company’s exposure with respect to the letter of credit is supported by a reimbursement agreement from the related party, secured by a pledge of assets and stock of the related party. As of December 31, 2011, the Company concluded that it will likely be required to perform for the full exposure under the guarantee, and therefore, recorded a liability in the amount of $4.0 million as other operating expense and accrued liabilities in the Company’s consolidated financial statements for the fourth quarter of 2011. This guarantee liability for the full amount of $4.0 million remains in accrued liabilities as of December 31, 2013.

State Sales Tax

The Company is routinely subject to sales tax audits that could result in additional sales taxes and interest owed to various taxing authorities. Any additional sales taxes and interest assessed against the Company will be invoiced to the appropriate customer. However, no assurances can be made that such customers would be willing to pay the additional sales tax or interest.

Legal proceedings involving the U.S. Department of Labor

In December 2009, the U.S. Department of Labor sued various individuals that are either stockholders, directors, trustees and/or advisors to DirecTECH Holding Company, Inc., or DTHC, and its Employee Stock Ownership Plan. Multiband was not named in this complaint. In May 2011, three of these individuals settled the complaint with the U.S. Department of Labor (upon information and belief, a portion of this settlement was funded by the individuals’ insurance carrier) in the approximate amount of $8.6 million and those same individuals have filed suit against Multiband for reimbursement of certain expenses. The basis for these reimbursement demands are certain corporate indemnification agreements that were entered into by the former DTHC operating subsidiaries and Multiband. Two of those defendants had their claims denied during the second quarter of 2012, in a summary arbitration proceeding. This denial was appealed and the summary judgment award was overturned by a federal court judge in February 2013. Multiband appealed the federal court’s decision to the Sixth Circuit Court of Appeals. In January 2014, the Sixth Circuit Court of Appeals reversed the decision and reinstated the arbitration award granting summary judgment to Multiband.

Contract-Related Contingencies and Fair Value Measurements

The Company has certain contingent liabilities related to the DBT and CSG acquisitions. The Company adjusts these liabilities to fair value at each reporting period. The Company values contingent consideration related to acquisitions on a recurring basis using Level 3 inputs such as forecasted net revenue and earnings before interest, taxes, depreciation and amortization, and discount rates. The liability related to these contingent consideration arrangements was $10.4 million as of December 31, 2013.

The changes in contingent liabilities are as follows for the year ending December 31, 2013 (in thousands):

Balances at beginning of year	$-
Business combination	9,904
Adjustment to fair value	646
Payments	(150)
Balance at end of year	$10,400

Note 15. Income Taxes

Deferred income tax assets result from temporary differences as follows (in thousands):

	2012	2013
Deferred tax assets
Accrued expenses	$5,830	$9,007
Inventories	2,233	2,494
Anticipated losses on contracts in progress	1,709	1,793
Accounts receivable reserve	6	168
Other	342	774
Net operating losses	17,048	31,234
Share based compensation	2,104	2,844
Credit carryforwards	734	792
Workers compensation	-	4,210
Prepaid expenses – non-current	666	706
Valuation allowance	-	(17,557)
Total deferred tax assets	30,672	36,465

Deferred tax liabilities
Revenue and cost of revenues	(15,283)	(17,443)
Prepaid expenses	(123)	(623)
Intangibles	-	(5,697)
Property and equipment	(1,186)	(2,716)
Total deferred tax liabilities	(16,592)	(26,479)

Net deferred tax assets	$14,080	$9,986

Current deferred tax liabilities, net	(5,286)	(8,457)
Non-current deferred tax assets, net	19,366	18,443
Net deferred tax assets	$14,080	$9,986

The Company’s provision for income taxes for the years ended December 31, 2011, 2012 and 2013 is as follows (in thousands):

	2011	2012	2013

Current federal income tax expense (benefit)	$5,809	$(13,147)	$791
Current state income tax expense	1,573	81	1,000
Valuation allowance	-	-	17,557
Deferred federal tax expense (benefit)	2,617	8,750	(10,038)
Deferred state tax expense (benefit)	310	140	(1,804)
Provision for (benefit from) income taxes	$10,309	$(4,176)	$7,506

The Company’s income tax expense for the years ended December 31, 2011, 2012 and 2013 differed from the statutory federal rate as follows (in thousands):

	2011	2012	2013

Statutory rate applied to income before income taxes	$9,177	$(3,248)	$(12,506)
Valuation Allowance	-	-	17,557
Permanent (deductions) non-deductible items	(69)	310	1,702
State income taxes, net of federal income tax effect	1,224	(720)	(545)
Other	(23)	(518)	1,298
Provision for (benefit from) income taxes	$10,309	$(4,176)	$7,506

At December 31, 2013, the Company had approximately $76.8 million and $155.9 million of net operating loss carryforwards for federal and state income tax purposes, respectively. The federal net operating loss will begin to expire in 2027. The state net operating losses will begin to expire in 2014.

The acquisition of Multiband resulted in a change of ownership for Multiband as defined under Section 382 of the Internal Revenue Code (“IRC”). This ownership change resulted in an annual IRC Section 382 limitation that limits the use of certain tax attribute carryforwards. Of the $23.9 million of federal loss carryforwards acquired in the acquisition of Multiband, the Company is limited to $1.1 million of the loss carryforwards in 2014 and for each year thereafter.

In assessing the ability to realize deferred tax assets, the Company considers whether it is more likely than not that some portion or all of its deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. A valuation allowance has been provided to reduce the deferred tax assets to an amount management believes is more likely than not to be realized.  Expected realization of deferred tax assets for which a valuation allowance has not been recognized is based upon the reversal of existing taxable temporary differences. The valuation allowance totaled $17.6 million as of December 31, 2013, and relates to deferred tax assets associated with certain federal and state net operating loss carryforwards.

The Company filed an Application for Change in Accounting Method on Form 3115, with the Internal Revenue Service on December 31, 2012 to recognize revenue under a proper accrual method or percentage of completion method for federal and state income tax purposes. The Company received consent from the Internal Revenue Service for these accounting method changes in 2013. The effect of the change in accounting was to defer the recognition of revenue to tax years later than 2011. The method change has resulted in the recording of a net deferred tax liability for expense recognition as expense under the tax methods generally results in recognition earlier than for book purposes. As of December 31, 2013, the Company recorded a receivable of $13 million related to change in the recognition of revenue which resulted in net operating losses that were carried back to prior years; this refund was subsequently received during the first quarter of 2014.

The Company is subject to taxation in the U.S. and various state jurisdictions. The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to its financial results. In the event the Company incurs interest and/or penalties, the amounts will be classified in the financial statements as income tax expense. In connection with the acquisition of Multiband, the Company recorded $4.0 million as an income tax payable for unrecognized tax benefits, related to U.S. tax positions taken in prior fiscal years, related to its use of net operating losses, which was offset to goodwill.

The Company includes potential accrued interest and penalties related to unrecognized tax benefits within its income tax provision account. The combined amount of accrued interest and penalties related to tax positions taken or to be taken on the Company’s tax returns and recorded as part of the reserves for uncertain tax positions was $0.0 million and $0.4 as of December 31, 2012 and 2013, respectively. To the extent interest and penalties are not assessed with respect to uncertain tax positions or the uncertainty of deductions in the future, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

Unrecognized tax benefits activity for the year ended December 31, 2013 is as follows (in thousands):

Unrecognized tax benefits, beginning balance	$-
Additions based on tax positions related to prior years	4,352
Additions based on tax positions related to current years	-
Unrecognized tax benefits, ending balance	$4,352

The Company believes that $2.1 million of our reserves for uncertain tax positions will be effectively settled and the statute of limitations will expire for $2.3 million of its reserves for uncertain tax positions within the next 12 months.

Note 16. Segments

Prior to the merger with Multiband, the Company operated its business in two segments: Professional Services (PS) and Infrastructure Services (IS). Subsequent to the merger with Multiband, the Company began operating its business in two additional segments: Field Services (FS) and Other Services (Other). The Professional Services segment provides customers with highly technical services primarily related to installing, testing, and commissioning and decommissioning of core, or central office, equipment of wireless carrier networks from a variety of vendors. The Infrastructure Services segment provides program management services of field projects necessary for deploying, upgrading, and maintaining wireless networks. The Field Services segment generates revenue from the installation and service of DIRECTV video programming for residents of single family homes under a contract with DIRECTV. Other Services includes the Company’s multi-dwelling unit and energy, engineering and construction services lines of business.

On December 31, 2013, the Company sold certain assets to DIRECTV MDU, and DIRECTV MDU assumed certain liabilities of the Company, related to the division of the Company’s business involved with the ownership and operation of subscription based video, high-speed internet and voice services and related call center functions to multiple dwelling unit customers, lodging and institution customers and commercial establishments (such assets are collectively referred to as the “MDU Assets”). The operations of the MDU Assets were previously reported in the Company’s “Other Services” segment.

The results of operations for the Company’s activities in the Pacific Northwest region, which were previously included in the IS segment results, and the cable television fulfillment operations, which were previously reported with the FS segment results, are presented as discontinued operations (see Note 17) and are therefore not included in the segment financial information presented below.

There were no material intersegment transfers or sales during the periods presented. Selected segment financial information for the years ended December 31, 2011, 2012 and 2013 is presented below (in thousands):

	Year Ended December 31, 2011
	PS	IS	FS	Other	Corporate	Total

Revenues	$91,650	$637,352	$-	$-	$-	$729,002
Cost of revenues	78,369	532,415	-	-	-	610,784
Gross profit	$13,281	$104,937	$-	$-	-	118,218
Selling, general and administrative expenses					67,450	67,450
Other operating expense					4,000	4,000
Operating income						46,768
Interest expense					20,548	20,548
Income before income taxes from continuing operations						26,220
Income tax expense					10,309	10,309
Net income from continuing operations						$15,911

	Year Ended December 31, 2012
	PS	IS	FS	Other	Corporate	Total

Revenues	$79,140	$530,087	$-	$-	$-	$609,227
Cost of revenues	65,200	434,088	-	-	-	499,288
Gross profit	$13,940	$95,999	$-	$-	-	109,939
Selling, general and administrative expenses					87,216	87,216
Operating loss						22,723
Interest expense					31,998	31,998
Loss before income taxes from continuing operations						(9,275)
Income tax benefit					(4,176)	(4,176)
Net loss from continuing operations						$(5,099)

	Year Ended December 31, 2013
	PS	IS	FS	Other	Corporate	Total

Revenues	$111,468	$715,518	$88,240	$16,519	$-	$931,745
Cost of revenues	91,597	622,438	77,899	14,175	-	806,109
Gross profit	$19,871	$93,080	$10,341	$2,344	-	125,636
Selling, general and administrative expenses					121,106	121,106
Operating loss						4,530
Other income					(25)	(25)
Interest expense					40,287	40,287
Loss before income taxes from continuing operations						(35,732)
Income tax benefit					7,506	7,506
Net loss from continuing operations						$(43,238)

Asset information is evaluated by management at the corporate level and is not available by reportable segment.

Note 17. Discontinued Operations

Effective December 31, 2011, the Company’s contract with AT&T Mobility LLC (AT&T Mobility) in the Pacific Northwest region expired and was not renewed. Although the contract expired on December 31, 2011, the Company continued to provide transitional services to AT&T Mobility throughout 2012, thereby concluding that the Company did not meet the criteria to report the results of operations from the Pacific Northwest as discontinued operations as a result of significant continuing cash flows as of December 31, 2012. During the three months ended March 31, 2013, the transitional services ceased and accordingly the Company presented the results of operations for the Pacific Northwest region as discontinued operations for all periods presented.

Summarized results from discontinued operations were as follows (in thousands):

	2011	2012	2013

Revenue	$52,089	$41,686	$-

Income from discontinued operations	5,274	4,136	-
Income tax expense	1,867	1,568	-
Income from discontinued operations, net of income taxes	$3,407	$2,568	$-

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Background

Since December 23, 2013, we have been required to comply with certain aspects of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, that we have previously not been required to comply with. For example, beginning with our first periodic report in 2014, we will be required to comply with the SEC’s rules implementing Section 302 of the Sarbanes-Oxley Act, which will require our management to certify financial and other information in our quarterly and annual reports. We will also be subject to and required to comply with the SEC’s rules implementing Section 404 of the Sarbanes-Oxley Act. This standard requires management to establish and maintain internal control over financial reporting and make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. We will be required to make our first assessment of our internal control over financial reporting as of December 31, 2014 which is the year-end following the year that our first annual report is filed or required to be filed with the SEC. Because we are currently a debt filer, our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting. To better ensure compliance with the requirements of being a public company, we will need to upgrade our systems, including information technology, implement additional financial and management controls, reporting systems and procedures and hire additional accounting and financial reporting staff.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2013, an evaluation was carried out by our management, with the participation of our Executive Chairman, Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). The term “disclosure controls and procedures,” as defined by regulations of  the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the report is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports is accumulated and communicated to our management, including our principal executive officer and our principal financial officer or persons performing similar functions, as appropriate, to allow timely decisions to be made regarding required disclosure.

Based upon that evaluation, our Executive Chairman and Chief Financial Officer concluded that the disclosure controls and procedures were not effective as of December 31, 2013, due to the existence of a material weakness in our internal control over financial reporting that is described further below.

Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a control deficiency, or a combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Although we did not perform a formal assessment of internal control over financial reporting, we evaluated deficiencies identified in connection with the preparation and audit of our consolidated financial statements for the fiscal year ended December 31, 2013 in accordance with the framework developed by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. The following control deficiency represents a material weakness in our internal control over financial reporting as of December 31, 2013:

•

Purchasing and Inventory Management: We did not maintain sufficient controls over our purchasing and inventory management process. Specifically (a) the controls surrounding the tracking of inventory movements between warehouses and job sites was not sufficient to ensure that inventory was appropriately recorded and that inventory not used at job sites was returned to warehouses on a timely basis; and (b) controls and processes to properly match returned inventory to the appropriate project to ensure accurate project costs and profitability either were not present or did not operate effectively.

Remediation Efforts

We continue to make progress towards achieving the effectiveness of our disclosure controls and procedures.  Remediation generally requires making changes to how controls are designed and then adhering to those changes for a sufficient period of time such that the effectiveness of those changes is demonstrated with an appropriate amount of consistency. We believe that we have made significant improvements in our internal control over financial reporting and are committed to remediating our material weakness. Our remediation initiatives are intended to further address our specific material weakness and to continue to enhance our internal control over financial reporting. The Company has developed processes and procedures necessary to remediate its internal control weakness and as of December 31, 2013 these enhanced procedures have been fully implemented. However, enhanced processes and procedures have not been in place for a sufficient period of time subsequent to implementation to conclude that they are operating effectively and therefore we are not able to conclude that the material weakness has been remediated.

Changes in Internal Control over Financial Reporting

In addition to the changes made to our internal control over financial reporting as a result of our remediation efforts, we have incorporated the acquired systems and processes of Multiband into our internal control environment.  Other than these changes as disclosed, no other changes were made to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors

Our directors and their respective ages and positions as of March 28, 2014 are set forth below.

Name	Age	Positions
John A. Goodman	46	Director, Executive Chairman
Ron B. Hill	51	Director, Chief Executive Officer and President
Jason A. Goodman	43	Director, Vice President of Government Solutions
Joseph M. Goodman	45	Director, Corporate Secretary and Vice President of Staffing
Jonathan E. Goodman	44	Director, Treasurer and Vice President of Microwave and Transport

John A. Goodman is our co-founder and Executive Chairman. Mr. John Goodman has served as Executive Chairman since January 2012 and previously served as Chairman and Chief Executive Officer from our founding in 2000 through January 2012. Mr. John Goodman’s telecom career spans two decades, beginning with Bell Atlantic Professional Services, where he managed outside and inside plant services in the southwest United States. In 1997, he joined GTE’s Network Operations Center in Irving, Texas, where he supported Fortune 500 companies and provided broadband technical support services domestically. Following the merger of GTE and Bell Atlantic, now known as Verizon, Mr. John Goodman left Verizon in 2000 to co-found our Company. Mr. John Goodman holds a bachelor’s degree in business administration from Texas Tech University.

Mr. John Goodman’s experience in co-founding the Company and service as our current Executive Chairman and former Chief Executive Officer provides our Board of Directors with extensive business and leadership experience. Our Board of Directors also benefits from his extensive knowledge of the Company and the telecommunications industry, and from his deep understanding of our challenges, competition and customers.

Ron B. Hill is our Chief Executive Officer and President. Mr. Hill has served as our Chief Executive Officer since January 2012 and as our President and Chief Operating Officer since May 2010, and previously served as our Executive Vice President of Professional Services from July 2008 until May 2010. Mr. Hill is a seasoned telecom executive with 26 years of management experience in sales, services and engineering, spending the majority of his time in technical roles. Mr. Hill began his career in 1985 with AT&T’s Consumer Products Division in Atlanta. Mr. Hill also served as the Vice President of Network Engineering-Integration and Optimization for Alcatel-Lucent from June 2002 until June 2008. In 1997, he earned a master’s degree in business administration from the Kellogg School of Business at Northwestern University.

Mr. Hill’s experience in the telecommunications industry, as well as his service as our Chief Executive Officer and his previous experience as an executive in the telecommunications industry, provides our Board of Directors with unique and valuable business and leadership experience. Our Board of Directors also benefits from his extensive knowledge of the Company and the telecommunications industry, and from his deep understanding of our customers, opportunities and workforce.

Jason A. Goodman is our co-founder, director and Vice President of Government Solutions. Mr. Jason Goodman has served as Vice President of Government Solutions since April 2011 and a member of our Board of Directors since 2000. Mr. Jason Goodman has served in several roles with us over the past twelve years including Vice President of Federal Sales, Vice President of Support Operations and Chief of Staff, from July 2007 to April 2011, March 2007 to July 2007 and June 2000 to March 2007, respectively. As a director, Mr. Jason Goodman is involved with the oversight of strategic planning, business development and the financial goals of the Company. Prior to our founding in 2000, Mr. Jason Goodman held various positions with Harvard Technologies, where he was responsible for establishing a new telecommunications services division. Mr. Goodman holds a bachelor’s degree in kinesiology and sports management from Texas A&M University.

Mr. Jason Goodman’s experience in co-founding the Company, and experience with the Company and another telecommunications company, provides our Board of Directors with valuable business and leadership experience from within the telecommunications industry.

Joseph M. Goodman is our co-founder, director, Corporate Secretary and Vice President of Staffing, Corporate Travel and Diversity Relations. Mr. Joseph Goodman served as our Corporate Secretary and Vice President of Staffing, Corporate Travel and Diversity Relations since 2004 and as a member of our Board of Directors since 2000. As a director, Mr. Joseph Goodman is involved with the oversight of strategic planning, business development and the financial goals of the Company. Mr. Joseph Goodman previously served as a director, Vice President and President of various departments of our Company, including Field Operations, Subcontract Administration and Customer Network Services, from 2000 to 2004. Prior to our founding in 2000, Mr. Joseph Goodman held positions with Wilsonart International, K&M Home Building and Harvard Technologies. Mr. Joseph Goodman holds a bachelor’s degree in business administration from Texas A&M University.

Mr. Joseph Goodman’s experience in co-founding the Company, and experience with the Company and other telecommunications companies, provides our Board of Directors with knowledge of the Company and the telecommunications industry as well as valuable business and leadership experience.

Jonathan E. Goodman is our co-founder, director, Treasurer, and Vice President of Microwave and Transport. Mr. Jonathan E. Goodman has served as Vice President of Microwave and Transport since 2011. Prior to his current role, Mr. Jonathan Goodman has served as Vice President of Logistics and Vice President of Operation and Quality Control. As a director, Mr. Jonathan Goodman is involved with the oversight of strategic planning, business development, and the financial goals of the Company. Prior to our founding in 2000, Mr. Jonathan Goodman served in a variety of managerial roles in the telecommunications industry with Harvard Technologies as Director of Operations, Bell Atlantic Professional Services, Stockton Communications, and RB Ring outside plant environment services. Mr. Jonathan Goodman was also the founder of Greater Bell Communication Inc., an online service provider. Mr. Jonathan Goodman attended Blinn College.

Mr. Jonathan E. Goodman’s experience in co-founding the Company and experience with us and in the telecommunications industry in general provides our Board of Directors with the industry knowledge and business leadership experience to help lead and continue our growth.

Executive Officers

Our executive officers and their respective ages and positions as of March 28, 2014 are set forth below.

Name	Age	Positions
John A. Goodman	46	Director, Executive Chairman
Ron B. Hill	51	Director, Chief Executive Officer and President
Randal S. Dumas	44	Chief Financial Officer
Cari Shyiak	54	Chief Operating Officer
Scott E. Pickett	50	Chief Marketing Officer and Executive Vice President
James L. Mandel	57	Chief Executive Officer of Multiband

The biographies of Messrs. John Goodman and Ron Hill are set forth under the heading “—Directors.”

Randal S. Dumas is our Chief Financial Officer. He has served as Chief Financial Officer since January 2012. Mr. Dumas previously served from May 2009 to December 2011 as the Senior Vice President and Chief Financial Officer of United Vision Logistics, a provider of expedited transportation and logistics services. From August 2008 to May 2009, Mr. Dumas was the Vice President and Chief Accounting Officer of GENBAND, Inc., a telecom equipment manufacturer. Mr. Dumas also previously served as the Vice President and Chief Accounting Officer of Accuro Healthcare Solutions Inc. (now MedAssets, Inc.), a provider of revenue-cycle management software solutions to the healthcare industry, from January 2008 until the sale of the company in August 2008. From September 2006 to December 2007, MetroPCS Communications, Inc., a wireless communications services provider, employed Mr. Dumas as its Staff Vice-President of Finance. Mr. Dumas holds a bachelor’s degree in accounting from the University of Texas at Dallas and a master’s degree in business administration from the University of Dallas.

Cari Shyiak was appointed as our Chief Operating Officer in February 2013. He joined as our President of Professional Services division in May 2010. He has more than 25 years of international management experience covering operations, engineering, services and product management. Prior to joining our Company in May 2010, his last position was with Alcatel-Lucent where he served as Vice President of Services for Central and Southeastern Europe from April 2009 to May 2010. Previous to this, Mr. Shyiak held a number of leadership positions globally within Alcatel-Lucent and Lucent Technologies including VP of Network Solutions & Support Services, VP Global Technical Support Services and Director of Service Product Management Asia Pacific. He began his career in operations with Sasktel & Rogers Communications in Canada and earned his EMBA at the Institute for Management Development in Switzerland.

Scott E. Pickett is our Chief Marketing Officer and Executive Vice President of Strategic Planning and Mergers and Acquisitions. Mr. Pickett has served as our Chief Marketing Officer and Executive Vice President of Strategic Planning and Mergers and Acquisitions since September 2002. Prior to joining us in February 2002, he served as the Vice President of Sales for MindLever Corporation, an enterprise software company located in Research Triangle Park, North Carolina from 1999 to 2001. Mr. Pickett managed solutions-based sales organizations at two enterprise software companies prior to his time with MindLever. He graduated cum laude with a bachelor’s degree in computing and information science from McKendree College.

James Mandel has been the Chief Executive Officer and a director of Multiband since October 1, 1998. From October 1991 to October 1996, he was Vice President of Systems for Grand Casinos, Inc., a gaming company. Mr. Mandel serves on the board of GeoSpan Corporation, a geospatial imaging company, and is a director of the Independent Multi-Family Communications Council, a national trade group for the private cable industry. Mr. Mandel is a graduate of the Leed’s School of Business Administration at the University of Colorado at Boulder.

Board of Directors

Our Board of Directors is currently comprised of five directors, Messrs. John Goodman, Ron Hill, Joseph Goodman, Jason Goodman and Jonathan Goodman. Our amended and restated bylaws permit our Board of Directors to establish by resolution the number of directors, and five directors are currently authorized.

Director Independence

Because we do not have any securities on a national securities exchange or inter-dealer quotation systems, we are not subject to a number of the corporate governance requirements of the SEC or of any national securities exchange or inter-dealer quotation system. For example, we are not required to have a Board of Directors comprised of a majority of independent directors. Accordingly, our Board of Directors has not made any determination as to whether any of the members of our Board of Directors would qualify as independent under the listing standards of any national securities exchange or inter-dealer quotation system or under any other independence definition.

Committees of the Board of Directors

Our Board of Directors does not currently have any standing committees. The Board of Directors has performed the functions of typical audit and compensation committees. When performing the functions of a typical compensation committee, the Board of Directors confers with our Executive Chairman, Mr. John Goodman, and our Chief Executive Officer, Ron Hill. None of our executive officers has served as a member of a compensation committee (or other committee serving an equivalent function) of any other entity whose executive officers served as a director of our Company.

Certain Relationships

There are no family relationships among our directors and executive officers, except that Messrs. John A. Goodman, Joseph M. Goodman, Jason A. Goodman and Jonathan E. Goodman are brothers. To our knowledge, there have been no material legal proceedings as described in Item 401(f) of Regulation S-K that are material to an evaluation of the ability or integrity of any of our directors or executive officers (in the last ten years), or our promoters or control persons (in the last year).

Code of Ethics

We have adopted a code of ethics that applies to all of our employees, including employees of our subsidiaries, as well as each of our directors and certain persons performing services for us. The code of ethics addresses, among other things, competition and fair dealing, conflicts of interest, financial matters and external reporting, Company funds and assets, confidentiality and corporate opportunity requirements and the process for reporting violations of the code of ethics, employee misconduct, improper conflicts of interest or other violations. We will provide a copy of our code of ethics without charge upon written request to Goodman Networks Incorporated, Attention: Monty West, 6400 International Parkway, Suite 1000, Plano, Texas 75093. To date, there have not been any waivers by us of the code of ethics.

Changes in Nomination Procedures

There have been no changes to the procedures by which security holders may recommend nominees to our Board of Directors in the past year.

Item 11. Executive Compensation.

The following provides information about compensation that we pay or award to, or that is earned by: (i) the person who served as our principal executive officer during the fiscal year ended December 31, 2013; and (ii) our two most highly compensated executive officers, other than our principal executive officer, who were serving as executive officers, as determined in accordance with the rules and regulations promulgated by the SEC, as of December 31, 2013, with compensation during our 2013 fiscal year of $100,000 or more, or our Named Executive Officers. For our 2013 fiscal year, our Named Executive Officers and the positions in which they served were:

•	John A. Goodman, Executive Chairman;
•	Ron B. Hill, President and Chief Executive Officer; and
•	Cari T. Shyiak, Chief Operating Officer.

Summary Compensation Table

The following table sets forth information concerning the total compensation received by, or earned by, our Named Executive Officers during the past two fiscal years.

Summary Compensation Table
Fiscal Year 2013

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)		Option Awards ($)(1)	Non-Equity Incentive Plan Compens-ation ($)	All Other Compensation ($)		Total ($)
John A. Goodman (Executive Chairman) (2)	2013	$752,885	$1,087,500	(3)	—		2,314,478	—	$504,502	(4)	$4,659,365
	2012	703,269	1,687,500	(5)	—		—	—	420,160	(6)	2,810,929

Ron B. Hill (President and Chief Executive Officer) (7)	2013	652,500	942,500	(8)	$2,481,000	(9)	2,314,478	—	2,201,593	(10)	8,592,071
	2012	602,884	2,462,500	(11)	2,481,000	(12)	—	—	1,885,388	(13)	7,431,772

Cari T. Shyiak (Chief Operating Officer) (14)	2013	345,722	400,000	(15)	—		841,628	—	815,747	(16)	2,403,097

___________________________

(1)

In accordance with SEC rules, this column reflects the aggregate fair value of the stock awards and option awards granted during the respective fiscal year computed as of their respective grant dates in accordance with Financial Accounting Standard Board Accounting Standards Codification Topic 718 for stock-based compensation transactions (ASC 718). Assumptions used in the calculation of these amounts are included in Note 7 to our consolidated financial statements for the year ended December 31, 2013, included elsewhere in this Form 10-K. These amounts do not reflect the actual economic value that will be realized by the named executive officer upon the vesting of the stock awards or option awards, the exercise of the option awards, or the sale of the common stock underlying such stock awards and option awards.

(2)	Mr. Goodman served as our Chief Executive Officer until January 23, 2012, when Mr. Goodman was appointed as our Executive Chairman, a position in which Mr. Goodman has continued to serve.
(3)

Represents a retention bonus of $562,500 paid pursuant to his employment agreement and a bonus of $525,000 awarded pursuant to the Bonus Plan (as defined below) in March 2014 in respect of his performance during 2013.

(4)

Includes premiums paid for medical, dental, vision and life insurance, reimbursement of out-of pocket medical expenses; the personal use of vehicles leased by the Company; payments for a tax consultant; payments for health club dues; and gross-ups for the payment of taxes on the foregoing and on cash bonuses in the amount of $449,683.

(5)

Represents a retention bonus of $562,500 paid upon execution of an amendment to his employment agreement and a bonus of $1,125,000 awarded pursuant to the Bonus Plan in April 2013 in respect of his performance during 2012.

(6)

Includes premiums paid for medical, dental, vision and life insurance; reimbursement of out-of-pocket medical expenses; the personal use of vehicles leased by the Company; payments for a tax consultant; payments for country club dues; and gross-ups for the payment of taxes on the foregoing. Also includes a gross-up for the payment of taxes on his 2012 retention bonus in the amount of $354,419 paid in November 2013 pursuant to his employment agreement.

(7)	Mr. Hill served as both our President and Chief Operating Officer until January 23, 2012, when Mr. Hill was appointed as our Chief Executive Officer in addition to his role as our President.
(8)	Represents a retention bonus of $487,500 paid pursuant to his employment agreement and a bonus of $455,000 awarded pursuant to the Bonus Plan in March 2014 in respect of his performance during 2013.

(9)	Represents the grant date fair value of 30,000 shares of stock, based upon a stock price of $82.70 per share, the appraised value of our common stock.
(10)

Includes premiums paid for medical, dental, vision and life insurance; reimbursement of out-of-pocket medical expenses; the personal use of vehicles leased by the Company; health club dues paid; and gross-ups for the payment of taxes on the foregoing, stock awards and cash bonuses in the amount of $2,140,592.

(11)

Represents a CEO transition bonus in the amount of $1,000,000, a retention bonus in the amount of $487,500 paid upon execution of an amendment to his employment agreement and a bonus of $975,000 awarded pursuant to the Bonus Plan in April 2013 in respect of his performance during 2012.

(12)	Represents the grant date fair value of 30,000 shares of stock, based upon a stock price of $82.70 per share, the appraised value of our common stock.
(13)

Includes premiums paid for medical, dental, vision and life insurance; reimbursement of out-of-pocket medical expenses in the amount of $44,758; the personal use of vehicles leased by the Company in the amount of $19,281; health club dues paid in the amount of $50,667; reimbursement for housing expenses; and gross-ups for the payment of taxes on stock awards and the foregoing in the amount of $1,437,848. Also includes a gross-up for the payment of taxes on his 2012 retention bonus in the amount of $307,163 paid in February 2014 pursuant to his employment agreement.

(14)	Mr. Shyiak was appointed our Chief Operating Officer effective February 18, 2013.
(15)

Represents a retention bonus in the amount of $200,000 paid in October 2013 pursuant to his employment agreement and a bonus of $200,000 awarded pursuant to the Bonus Plan in March 2014 in respect of his performance during 2013.

(16)

Includes premiums paid for medical, dental, vision and life insurance; reimbursement of out-of-pocket medical expenses; the personal use of vehicles leased by the Company; reimbursement for relocation expenses in the amount of $350,000; and gross-ups for the payment of taxes on the foregoing and on a cash bonus in the amount of $432,102.

Narrative Disclosure Regarding Summary Compensation Table

We have entered into employment agreements with each of our Named Executive Officers. A description of each of these agreements follows.

John A. Goodman. His employment agreement provided for an initial term expiring January 15, 2011, and automatically renewed for successive one-year terms. Effective April 1, 2012, pursuant to the discretion afforded by the terms of the employment agreement, the Board of Directors increased Mr. Goodman’s base salary to $750,000. He was also eligible to participate in our Goodman Networks Incorporated Executive Management Bonus Plan that we amended and restated in 2009, or the Bonus Plan. Further, Mr. Goodman was eligible to receive an additional cash bonus in the discretion of the Board of Directors. If terminated by us without cause, he was entitled to a severance payment of $1,125,000.

Effective October 16, 2012, we amended and restated Mr. Goodman’s employment agreement. The amended and restated employment agreement provides for a three (3) year term and a base salary of $750,000, subject to increase at the discretion of the Board of Directors. The amendment also increased the severance to which Mr. Goodman would be entitled to $1,500,000 if terminated by us without cause, by Mr. Goodman with good reason or upon a change of control. Mr. Goodman’s agreement also provides for a “Real Estate Keep Whole” benefit, which provides that Mr. Goodman has the right to receive a payment to compensate him for the difference, if any, between the original purchase price of his primary residence and its depreciated fair market value upon the earlier of: (i) the third anniversary of the amended and restated employment agreement and (ii) his termination by us without cause. The amended and restated employment agreement also requires us to transfer to Mr. Goodman title to the vehicle we are currently leasing for him on the earliest of: (i) the date that is 36 months from the start of the lease; (ii) within 45 days after Mr. Goodman’s employment is terminated without cause or by him for good reason; and (iii) within 60 days of a change of control. The amended and restated employment agreement also entitles Mr. Goodman to benefits under our Executive Benefit Plan and cash bonuses under our Executive Management Bonus Plan and an annual retention bonus equal to 75% of his base salary, grossed up for the payment of taxes.

In each of October 2012 and October 2013, we awarded Mr. Goodman a cash retention bonus in the amount of $562,500, grossed up for the payment of taxes, pursuant to his employment agreement.

Pursuant to his amended and restated employment agreement on February 12, 2013, we granted Mr. Goodman an option to purchase 55,000 shares of our common stock at an exercise price equal to $82.70 per share. The shares underlying the options vest in three equal annual installments beginning on the first anniversary of the date of grant.

On March 28, 2014, the Board of Directors increased the annual base salary for Mr. Goodman to $1,100,000, effective May 1, 2014.

Ron B. Hill. His employment agreement provided for an initial term expiring on July 14, 2012, and automatically renewed for successive one-year terms. Effective April 1, 2012, pursuant to the discretion afforded by the terms of the employment agreement, the Board of Directors increased Mr. Hill’s base salary to $650,000. He was also eligible to participate in our Bonus Plan. Further, Mr. Hill was eligible to receive an additional cash bonus in the discretion of the Board of Directors. If terminated by us without cause, he was entitled to a severance payment of $975,000.

Effective October 16, 2012, we amended and restated Mr. Hill’s employment agreement. The amended and restated employment agreement provides for a three (3) year term and a base salary of $650,000 per annum, subject to increase at the discretion of the Board of Directors. The amendment also increased the severance to which Mr. Hill would be entitled to $1,300,000 if terminated by us without cause, by Mr. Hill with good reason or upon a change of control. Mr. Hill’s agreement also provides for a “Real Estate Keep Whole” benefit, which provides that Mr. Hill has the right to receive a payment to compensate him for the difference, if any, between the original purchase price of his primary residence and its depreciated fair market value upon the earlier of: (i) the third anniversary of the amended and restated employment agreement and (ii) his termination by us without cause. The amended and restated employment agreement also requires us to transfer to Mr. Hill title to the vehicle we are currently leasing for him on the earliest of: (i) the date that is 36 months from the start of the lease; (ii) within 45 days after Mr. Hill’s employment is terminated without cause or by him for good reason; and (iii) within 60 days of a change of control. The amended and restated employment agreement also entitles Mr. Hill to benefits under our Executive Benefit Plan and cash bonuses under our Executive Management Bonus Plan and an annual retention bonus equal to 75% of his base salary, grossed up for the payment of taxes.

Pursuant to his amended and restated employment agreement, we granted Mr. Hill an aggregate of 60,000 shares of our common stock in two equal installments, the first in December 2012 and the second in January 2013, and on February 12, 2013, an option to purchase 55,000 shares of our common stock at an exercise price equal to $82.70 per share. The shares underlying the options vest in three equal annual installments beginning on the first anniversary of the date of grant. We also agreed to provide a gross-up to Mr. Hill to compensate him for the payment of taxes on the common stock grant.

In July 2012, we awarded Mr. Hill a one-time CEO transition cash bonus in the amount of $1,000,000, and in each of October 2012 and October 2013, we awarded him a cash retention bonus in the amount of $487,500, grossed up for the payment of taxes, pursuant to his employment agreement.

On March 28, 2014, the Board of Directors increased the annual base salary for Mr. Hill to $1,000,000, effective May 1, 2014.

Cari T. Shyiak. On February 18, 2013, in connection with his appointed as our Chief Operating Officer, we entered into an employment agreement with Mr. Shyiak. The employment agreement provides for a three (3) year term and a base salary of $400,000 per annum, subject to increase at the discretion of the Chief Executive Officer. Mr. Shyiak’s agreement provides for a one-time payment for relocation assistance in the amount of $350,000, grossed up for the payment of taxes. Further, the agreement provides that Mr. Shyiak may receive an additional cash bonus in the discretion of the Board of Directors. If terminated by us without cause or by him for good reason, he is entitled to a severance payment equal to the remainder of the unpaid base salary due under the term of his employment agreement, but in any case, no less than $600,000.  The employment agreement also entitles Mr. Shyiak to benefits under our Executive Benefit Plan and cash bonuses under our Executive Management Bonus Plan and an annual retention bonus equal to 50% of his base salary, grossed up for the payment of taxes, payable on December 31st of each year of the term of the agreement.

Pursuant to his employment agreement, on February 12, 2013 we granted Mr. Shyiak an option to purchase 20,000 shares of our common stock at an exercise price equal to $82.70 per share. One-third of such shares underlying the option vested or will vest on each of the first three anniversaries of the date of grant.

In October 2013, we awarded Mr. Shyiak the cash retention bonus in the amount of $200,000, grossed up for the payment of taxes, pursuant to his employment agreement.

On March 28, 2014, the Board of Directors increased the annual base salary for Mr. Shyiak to $450,000, effective May 1, 2014.

Goodman Networks Incorporated Executive Management Bonus Plan

Pursuant to their employment agreements, each of our Named Executive Officers is eligible to earn an annual cash bonus up to a specified percentage of such executive officer’s salary under the Bonus Plan. The purpose of the Bonus Plan is to encourage superior performance by and among our executive officers and to recognize their contributions to our success and profitability. Bonuses under the Bonus Plan have historically been paid in April of the year following the year in which the bonus was earned.

Pursuant to the Bonus Plan, our Named Executive Officers are eligible for a bonus equal to a percentage of their respective base salary that varies based upon whether we have met during the fiscal year certain target EBITDA and target revenue levels set by the Board of Directors as the administrator of the Bonus Plan. We have structured the Bonus Plan such that the threshold incentive will be paid if the Company achieves 100% of the target EBITDA and 90% of the target revenue, the target incentive will be paid if the Company achieves 120% of the target EBITDA and 90% of the target revenue, and the maximum incentive will be paid if the Company achieves 140% of the target EBITDA and 95% of the target revenue. However, the Board of Directors may also take into account the individual performance of a participant, as well as the overall financial performance of the Company, and adjust the bonus payable to any participant to an amount less than or greater than would otherwise be payable pursuant to the guidelines set forth in the Bonus Plan relating to EBITDA and revenue levels.

The table that follows sets forth the threshold, target and maximum incentive opportunities set for the Named Executive Officers for 2014.

	Bonus as Percentage of Base Compensation
	100% of Target EBITDA and 90% of Target Revenue	120% of Target EBITDA and 90% of Target Revenue	140% of Target EBITDA and 95% of Target Revenue
John A. Goodman	40%	70%	100%
Ron B. Hill	40%	70%	100%
Cari T. Shyiak	35%	50%	70%

The table that follows sets forth the threshold, target and maximum incentive opportunities set for the Named Executive Officers for 2013.

	Bonus as Percentage of Base Compensation
	100% of Target EBITDA and 90% of Target Revenue	120% of Target EBITDA and 90% of Target Revenue	140% of Target EBITDA and 95% of Target Revenue
John A. Goodman	40%	70%	100%
Ron B. Hill	40%	70%	100%
Cari T. Shyiak	35%	50%	70%

Largely as the result of certain factors identified below, the Company did not meet its target EBITDA or threshold level of revenue for 2013.  Due to the shortages of qualified tower crews currently being experienced by the wireless industry, we incurred significant additional costs during 2013 to hire additional tower crew personnel and pay additional incentives to subcontracted tower crews.  In addition, the Company’s acquisition activity in 2013 diverted management time and resources and resulted in significant transaction and miscellaneous expenses.  The Board of Directors set the 2013 EBITDA and revenue targets under the assumption that the Company would have not incurred these additional costs or undertaken such activities. The Board of Directors believes that the decisions to incur such additional costs and activities were in the best interests of the Company and that absent such decisions, the Company would have met its target EBITDA and revenue for 2013. As a result, the Board of Directors exercised the discretion afforded it under the Bonus Plan and determined to waive the 2013 EBITDA and revenue performance measures at the target incentive level for each of Messrs. Goodman, Hill and Shyiak. The table below sets forth the percentage of base compensation and dollar amount that was paid to each of the Named Executive Officers in March 2014 with respect to their performance during the year ended December 31, 2013.

	Bonus as Percentage of Base Compensation	Payment Under the Bonus Plan
John A. Goodman	70%	$525,000
Ron B. Hill	70%	455,000
Cari Shyiak	50%	200,000

Outstanding Equity Awards at Fiscal Year End

The following table summarizes the total outstanding equity awards as of December 31, 2013, for each Named Executive Officer.

Outstanding Equity Awards at Fiscal Year End

Fiscal Year 2013

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
John A. Goodman	60,000	(1)	—	$26.12	06/24/2019
	55,000	(2)	—	$82.70	02/12/2023

Ron B. Hill	34,399	(3)	—	$9.16	07/31/2018
	55,000	(2)	—	$82.70	02/12/2023

Cari T. Shyiak	20,000	(2)	—	$82.70	02/12/2023
	20,000	(4)	—	$26.12	05/17/2020

___________________________

(1)

Option was granted on June 24, 2009.  This option vested in three equal installments over a three-year period, with one-third vesting on June 24, 2010, one-third vesting on June 24, 2011 and one-third vesting on June 24, 2012.

(2)

Options were granted on February 12, 2013. These options are fully exercisable, however the shares underlying the options vest in three equal installments beginning on the first anniversary of the date of grant.

(3)

Option was granted on July 31, 2008.  This option vested in three equal installments over a three-year period, with one-third vesting on July 31, 2009, one-third vesting on July 31, 2010 and one-third vesting on July 31, 2011.

(4)

Options were granted on May 17, 2010. These options are fully exercisable, however the shares underlying the options vest in three equal installments beginning on the first anniversary of the date of grant.

Potential Payments upon Termination or Change-in-Control

Equity Compensation Plans

Pursuant to the terms of the form of option award agreements under the 2000 Plan, all unvested options vest immediately prior to the effective date of a change of control. A “change of control” is defined under the 2000 Plan as any of the following:

(i)	at least fifty percent (50%) of the members of the Board of Directors are replaced;
(ii)	the stockholders of the Company approve any plan or proposal for the liquidation or dissolution of the Company;
(iii)

any consolidation, merger or share exchange of the Company in which the Company is not the continuing or surviving corporation or pursuant to which shares of the Company’s common stock would be converted into cash, securities or other property; or

(iv)	any sale, lease, exchange or other transfer (excluding transfer by way of pledge or hypothecation) of all or substantially all of the assets of the Company;

provided, however, that a transaction described in clause (iii) or (iv) shall not constitute a change of control if after such transaction (I) Continuing Directors (as defined herein) constitute at least fifty percent (50%) of the members of the board of directors of the continuing, surviving or acquiring entity, as the case may be, or, if such entity has a parent entity directly or indirectly holding at least a majority of the voting power of the voting securities of the continuing, surviving or acquiring entity, Continuing Directors constitute at least fifty percent (50%) of the members of the board of directors of the entity that is the ultimate parent of the continuing, surviving or acquiring entity, and (II) the continuing, surviving or acquiring entity (or the ultimate parent of such continuing, surviving or acquiring entity) assumes all outstanding stock options under the 2000 Plan. For the purpose of this paragraph, “Continuing Directors” means Board of Directors members who (x) at the effective date of the 2000 Plan were directors or (y) become directors after the effective date of the 2000 Plan and whose election or nomination for election by the Company’s stockholders was approved by a vote of a majority of the directors then in office who were directors at the effective date of the 2000 Plan or whose election or nomination for election was previously so approved.

The form of option award agreement under the 2008 Plan also provides for vesting of unvested options immediately prior to the effective date of a change in control. The definition of a “change in control” under the 2008 Plan is the same as the definition of a “change of control” under the 2000 Plan. However, the 2008 Plan also provides that in the event an award issued under the 2008 Plan is subject to Section 409A of the Code, the definition of a “change in control” would not be met unless a “change in control event” had occurred under the Code, which would include any of the following:

(i)

Change in Ownership. A change in ownership of the Company occurs on the date that any person, other than (a) the Company or any of its subsidiaries, (b) a trustee or other fiduciary holding securities under an employee benefit plan of the Company or any of its affiliates, (c) an underwriter temporarily holding stock pursuant to an offering of such stock, or (d) a corporation owned, directly or indirectly, by the stockholders of the Company in substantially the same proportions as their ownership of the Company’s stock, acquires ownership of the Company’s stock that, together with stock held by such person, constitutes more than 50% of the total fair market value or total voting power of the Company’s stock. However, if any person is considered to own already more than 50% of the total fair market value or total voting power of the Company’s stock, the acquisition of additional stock by the same person is not considered to be a change in control. In addition, if any person has effective control of the Company through ownership of 30% or more of the total voting power of the Company’s stock, as discussed in paragraph (ii) below, the acquisition of additional control of the Company by the same person is not considered to cause a change in control pursuant to this paragraph (i); or

(ii)

Change in Effective Control. Even though the Company may not have undergone a change in ownership under paragraph (i) above, a change in the effective control of the Company occurs on either of the following dates:

(a)

the date that any person acquires (or has acquired during the 12-month period ending on the date of the most recent acquisition by such person) ownership of the Company’s stock possessing 30 percent or more of the total voting power of the Company’s stock. However, if any person owns 30% or more of the total voting power of the Company’s stock, the acquisition of additional control of the Company by the same person is not considered to cause a change in control pursuant to this subparagraph (ii)(a); or

(b)

the date during any 12-month period when a majority of members of the Board of Directors is replaced by directors whose appointment or election is not endorsed by a majority of the Board of Directors before the date of the appointment or election; provided, however, that any such director shall not be considered to be endorsed by the Board of Directors if his or her initial assumption of office occurs as a result of an actual or threatened solicitation of proxies or consents by or on behalf of a person other than the Board of Directors; or

(iii)

Change in Ownership of Substantial Portion of Assets. A change in the ownership of a substantial portion of the Company’s assets occurs on the date that a person acquires (or has acquired during the 12-month period ending on the date of the most recent acquisition by such person) assets of the Company, that have a total gross fair market value equal to at least 40% of the total gross fair market value of all of the Company’s assets immediately before such acquisition or acquisitions. However, there is no change in control when there is such a transfer to (a) a stockholder of the Company (immediately before the asset transfer) in exchange for or with respect to the Company’s stock; (b) an entity, at least 50% of the total value or voting power of the stock of which is owned, directly or indirectly, by the Company; (c) a person that owns directly or indirectly, at least 50% of the total value or voting power of the Company’s outstanding stock; or (d) an entity, at least 50% of the total value or voting power of the stock of which is owned by a person that owns, directly or indirectly, at least 50% of the total value or voting power of the Company’s outstanding stock.

Employment Agreements

As described under “—Narrative Disclosure Regarding Summary Compensation Table,” each of our Named Executive Officers is party to an employment agreement that provides for payments to the Named Executive Officers if any of the following occurs:

(i)	the employee is terminated by the Company without “cause;”
(ii)	the employee terminates his employment for “good reason;” or
(iii)	the employee is terminated upon a “change of control.”

Upon a termination of the employee by the Company without “cause,” by the employee for “good reason,” or upon a “change of control,” Mr. John Goodman would be owed twenty-four (24) months’ base salary, Mr. Hill would be owed twenty-four (24) months’ base salary and Mr. Shyiak would be owed the base salary for the remainder of the term of his employment agreement, but in any case, no less than eighteen (18) months’ base salary. Each of our Named Executive Officers would also be owed a bonus under the Bonus Plan prorated for the number of days elapsed during the current year (a “Prorated Bonus”) upon termination by the Company without “cause,” by the employee for “good reason,” upon a “change of control” or upon death. However, the Prorated Bonus is owed to Mr. Shyiak only if termination occurs on or after April 1.

For purposes of termination payments based upon termination by the Company without cause, “cause” is defined in Mr. Goodman’s and Mr. Hill’s respective employment agreements as any of the following:

(i)	conviction of a felony involving dishonest acts during the term of the employment agreement;
(ii)	any willful and material misapplication by the employee of the Company’s funds, or any other material act of dishonesty committed by the employee toward the Company; or
(iii)

the employee’s willful and material breach of the employment agreement or willful and material failure to substantially perform his duties hereunder (other than any such failure resulting from mental or physical illness) after written demand for substantial performance is delivered by the Board of Directors which specifically identifies the manner in which the Board of Directors believes the employee has not substantially performed his duties and the employee fails to cure his nonperformance after receipt of notice as required by the employment agreement.

The employee shall not be deemed to have been terminated for cause without first having been (a) provided written notice of not less than thirty (30) days setting forth the specific reasons for the Company’s intention to terminate for cause, (b) an opportunity for the employee, together with his counsel, to be heard before the Board of Directors, and (c) delivery to the employee of a notice of termination from the Board of Directors stating that a majority of the Board of Directors found, in good faith, that the employee had engaged in the willful and material conduct referred to in such notice. For purposes of the employment agreement, no act, or failure to act, on the employee’s part shall be considered “willful” unless done, or omitted to be done, by the employee in bad faith and without reasonable belief that the employee’s action or omission was in the best interest of the Company.

For purposes of termination payments based upon termination by the Company without cause, “cause” is defined in Mr. Shyiak’s employment agreement as any of the following:

(i)

material breach of the employment agreement by the employee, which material breach, if curable, remains uncured after thirty (30) days’ written notice from the Company specifying in reasonable detail the nature of such breach;

(ii)

commission by the employee of an act of dishonesty or fraud upon, or willful misconduct toward, the Company or misappropriation of Company property or corporate opportunities, as reasonably determined by the Board of Directors;

(iii)	a conviction, guilty plea or plea of nolo contendere of any misdemeanor that involves (a) moral turpitude or (b) other conduct that involves fraud, embezzlement, larceny, theft or dishonesty;
(iv)

a conviction, guilty plea or plea of nolo contendere of any felony, unless the Board of Directors reasonably determines that the employee’s conviction of such felony does not materially affect the Company’s or the employee’s business reputation or significantly impair the employee’s ability to carry out his or her duties under the employment agreement (provided that the Board of Directors shall have no obligation to make such determination); or

(v)	the employee’s violation of the Company’s policies regarding insobriety during working hours or the use of illegal drugs.

For purposes of termination payments based upon termination by the employee for good reason, “good reason” is generally defined as any of the following:

(i)	any material diminution in the executive’s title or material diminution in his duties thereunder;
(ii)	any reduction in the executive’s base salary and/or an alteration in the benefits provided to the executive unless such alteration is applied to all employees;
(iii)

a “change of control” the Company, which is considered to be upon the sale of all or substantially all the assets of the Company, a change in ownership of the capital stock of the Company which constitutes fifty percent (50%) or more of the combined voting power of the Company’s then outstanding capital stock, or a transaction resulting in the issuance or transfer of shares of capital stock of the Company representing more than fifty percent (50%) of the voting securities of the Company; or

(iv)	a forced relocation of the executive beyond a certain distance.

In addition to the criteria listed above in clauses (i) through (iv), Mr. Shyiak’s employment agreement provides that the issuance of the Company’s common stock to the public constitutes “good reason.” In addition to the criteria listed above in clauses (i) through (iv), Mr. John Goodman’s and Mr. Hill’s employment agreements provide that a material breach of the employment agreement by the Company or the failure of any Company successor to assume their employment agreements also constitutes “good reason.”

To describe the payments and benefits that are triggered for each event of termination, we have created the following table estimating the payments and benefits that would be paid to each Named Executive Officer under each element of our compensation program assuming that such Named Executive Officer’s employment agreement terminated on December 31, 2013, the last day of our 2013 fiscal year. In all cases, the amounts were valued as of December 31, 2013, based upon, where applicable, an estimated fair value of our common stock of $82.70 per share. The amounts in the following table are calculated as of December 31, 2013, pursuant to SEC rules and are not intended to reflect actual payments that may be made. Actual payments that may be made will be based on the dates and circumstances of the applicable event.

Named Executive Officer	Category of Payment	Termination Without Cause or Termination by the Employee for Good Reason		Termination Due to Death	Termination Upon Change of Control
John A. Goodman	Cash Severance (1)	$1,500,000	(2)	—	$1,500,000	(2)
	Accrued Bonus	—		—	—
	Vesting Options	—		—	—
	Total:	$1,500,000		—	$1,500,000

Ron B. Hill	Cash Severance (1)	$1,300,000	(2)	—	$1,300,000	(2)
	Accrued Bonus	—		—	—
	Vesting Options	—		—	—
	Total:	$1,300,000		—	$1,300,000

Cari T. Shyiak	Cash Severance (3)	$852,874	(4)	—	$852,874	(4)
	Accrued Bonus	—		—	—
	Vesting Options	—		—	—
	Total:	$852,874		—	$852,874

___________________________

(1)	The first $500,000 is payable in four (4) equal quarterly payments. The remaining amount, if any, is payable in nine (9) equal monthly payments after the initial $500,000 is paid.
(2)	Represents twenty-four (24) months’ base salary.
(3)	Payable according to the Company’s normal payroll practices, beginning on the first payroll date following the sixtieth (60th) day after termination.
(4)	Represents twenty-five (25) months and seventeen (17) days’ base salary.

Director Compensation

The following table shows the compensation earned during the fiscal year ended December 31, 2013, by each of our directors who is not a Named Executive Officer.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jason Goodman	—	—	—	—	—	—	—
Jonathan Goodman	—	—	—	—	—	—	—
Joseph Goodman	—	—	—	—	—	—	—

Narrative Disclosure Regarding Director Compensation Table

None of our directors, including our employee directors, received any compensation from us for service on the Board of Directors during the fiscal year ended December 31, 2013.

On March 28, 2014, the Board of Directors adopted a policy for compensation of non-employee directors. Under this policy, each non-employee director will receive an annual cash retainer of $140,000, $2,500 for each in-person Board of Directors meeting attended, $500 for any such meeting attended remotely and reimbursement for out of pocket expenses.

Compensation Policies and Practices as They Relate to Risk Management

We have reviewed our compensation policies as generally applicable to our employees and believe that our policies do not encourage excessive and unnecessary risk-taking, and that the level of risk that they do encourage is not reasonably likely to have a material adverse effect on us. Our compensation mix is balanced among (i) fixed components such as salary and benefits, (ii) annual incentives that reward our overall financial performance and (iii) long-term equity compensation. Although a portion of the compensation provided to Named Executive Officers is based on our performance or individual successes of the employee, we believe our compensation programs do not encourage excessive and unnecessary risk taking by executive officers (or other employees) because these programs are designed to encourage employees to remain focused on both our short- and long-term operational and financial goals.

Compensation Committee Interlocks and Insider Participation

The Company does not have a compensation committee or any other committee performing equivalent functions of a compensation committee. During 2013, each of Messrs. John Goodman, Ron Hill, Jason Goodman Jonathan Goodman, and Joseph Goodman participated in deliberations of the Board of Directors concerning executive officer compensation and was employed by the Company.

As of December 31, 2013, none of our executive officers served as a member of the board of directors or compensation committee of another entity that has an executive officer who served on our Board of Directors. In addition, as of such date, no member of our Board of Directors serves as an executive officer of a company in which one of our executive officers served as a member of the board of directors or compensation committee of that company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table and accompanying footnotes set forth as of March 28, 2014, certain information regarding the beneficial ownership of the shares of our common stock by: (i) each of our named executive officers with respect to the year ended December 31, 2013 and each member of our Board of Directors; (ii) all of our directors and executive officers as a group (iii) each person who is known by us to own beneficially more than five percent (5%) of each class of equity securities; and (iv) each of the selling stockholders. Except as otherwise indicated, the beneficial owners listed in the table below have sole voting and investment powers with respect to the shares indicated, and the address for each beneficial owner is c/o Goodman Networks Incorporated, 6400 International Parkway, Suite 1000, Plano, Texas 75093. The applicable percentage ownership is based on 869,396 shares of our common stock issued as of March 28, 2014.

	Common Stock Beneficially Owned (1)
Name	Number		Percent
Named Executive Officers and Directors:
Jason Goodman	173,650	(2)	19.1%
John A. Goodman	448,244	(3)	45.5%
Jonathan Goodman	109,650	(2)	12.1%
Joseph Goodman	96,913	(2)	10.7%
Ron B. Hill	149,399	(4)	15.6%
Cari T. Shyiak	40,000	(5)	4.4%
Executive officers and directors as a group (8 persons)	1,037,856	(6)	82.8%
5% Shareholders:
Alcatel-Lucent USA Inc.	47,528	(7)	5.5%
James Goodman	115,346	(8)	13.3%

*	Less than 1% of outstanding shares.

(1)

Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 under the Exchange Act, and is not necessarily indicative of beneficial ownership for any other purpose.  The number of shares of common stock shown as beneficially owned includes shares of common stock issuable upon the exercise of options or vested or that will become exercisable within 60 days of March 28, 2014.  Shares of common stock issuable upon the exercise of options that will become exercisable within 60 days after March 28, 2014 are deemed outstanding for computing the percentage of the person or entity holding such securities but are not deemed outstanding for computing the percentage of any other person or entity.

(2)	Includes 40,000 shares issuable upon the exercise of an option.
(3)

Includes 60,000 shares of common stock issuable upon the exercise of options. Pursuant to the terms of his option to purchase 55,000 of such shares, following exercise, Mr. John Goodman would have the right to vote such shares but could only dispose of such shares to the extent they have vested. Also includes 186,621 shares of common stock over which Mr. John Goodman has limited voting power pursuant to proxy and voting agreements. Also includes 30,000 shares of common stock pledged by Mr. John Goodman as security.

(4)

Includes 34,399 shares of common stock issuable upon the exercise of options. Also includes 55,000 shares of common stock issuable upon the exercise of an option. Pursuant to the terms of his option to purchase such 55,000 shares, following exercise, Mr. Ron Hill would have the right to vote such shares but could only dispose of such shares to the extent they have vested. Also includes 24,250 shares of common stock pledged by Mr. Ron Hill as security.

(5)

Includes 40,000 shares of common stock issuable upon the exercise of an option. Pursuant to the terms of his option to purchase 40,000 of such shares, following exercise, Mr. Cari Shyiak would have the right to vote such shares but could only dispose of such shares to the extent they have vested.

(6)	Includes 6,000 shares of common stock pledged as security, in addition to the pledges described above.
(7)

Alcatel-Lucent USA, Inc. has sole voting and dispositive power over 47,528 shares of common stock. The business address for Alcatel-Lucent USA Inc. is 600 Mountain Avenue, Murray Hill, New Jersey 07974.

(8)	Includes 45,830 shares of common stock pledged by Mr. James Goodman as security.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Persons

The following persons and entities had an interest in a transaction or series of transactions described herein.

Alcatel-Lucent USA Inc. Following the repurchases of our common stock on June 23, 2011, Alcatel-Lucent became the beneficial owner of over 5% of our common stock. As of March 28, 2014, Alcatel-Lucent beneficially owned 47,528 shares, or 5.5% of our common stock.

Goodman Brothers. Messrs. John Goodman, James Goodman, Jason Goodman, Jonathan Goodman and Joseph Goodman are brothers.

•	John Goodman. Mr. John Goodman is our Executive Chairman and holds more than 5% of our outstanding shares.
•	James Goodman. Mr. James Goodman holds more than 5% of our outstanding shares.
•	Jason Goodman. Mr. Jason Goodman is a member of our Board of Directors and holds more than 5% of our outstanding shares.
•	Jonathan Goodman. Mr. Jonathan Goodman is a member of our Board of Directors and holds more than 5% of our outstanding shares.
•	Joseph Goodman. Mr. Joseph Goodman is a member of our Board of Directors and holds more than 5% of our outstanding shares.

Goodman Brothers, LP. John Goodman, James Goodman, Jason Goodman, Jonathan Goodman and Joseph Goodman, or collectively, the Goodman Brothers, are the limited partners of Goodman Brothers, LP. Goodman Brothers Enterprises, Inc. is the general partner of Goodman Brothers, LP. Each of the Goodman Brothers other than James Goodman is a stockholder and a director of Goodman Brothers Enterprises, Inc. Goodman Brothers, LP beneficially owned 12.8% of our common stock until December 13, 2012, when it distributed all of its shares to its partners.

SEP Trust. Scott Pickett is our Chief Marketing Officer and Executive Vice President of Strategic Planning and Mergers and Acquisitions. Mr. Pickett and one of his family members are the sole trustees of the SEP Trust, and he shares voting and dispositive power over the shares of common stock held by the SEP Trust.

The Stephens Group, LLC, Jeff Fox and Kent Sorrells. Prior to the repurchases of our common stock on June 23, 2011, The Stephens Group, LLC beneficially owned greater than 5.0% of our shares of common stock. The Stephens Group, LLC beneficially owned approximately 4.8% of our common stock as of March 28, 2014. The Stephens Group, LLC is the manager of SG-Tower, SG-GN/SD, LLC, or SG-GN, SG-LTE, LLC, or SG-LTE, and SG-GOODMAN, LLC, or SG-Goodman. Two representatives of The Stephens Group, LLC, Jeff Fox and Kent Sorrells, formerly served on our Board of Directors. Mr. Sorrells served as a managing director of The Stephens Group, LLC and as an executive officer of the manager of SG-Tower.

Advances

We had $231,200 and $55,018 in non-interest bearing advances due from Messrs. John Goodman and James Goodman, respectively, at December 31, 2011. Messrs. John Goodman and James Goodman were repaying the advances at a rate of $200 a month through payroll deductions with balloon payments for balances due April 2013, respectively. Messrs. John Goodman and James Goodman agreed to pay 100% of the balance upon the occurrence of a liquidity event and 5% of any annual bonus to reduce the principal amounts outstanding under the advances. During the years ended December 31, 2011, 2012 and 2013, the largest aggregate amounts outstanding under the advances for Messrs. John Goodman and James Goodman were $238,324, $230,800 and $0, and $57,418, $55,018 and $52,619, respectively. During the years ended December 31, 2011, 2012 and 2013, Messrs. John Goodman and James Goodman paid $7,124, $0 and $0, and $2,400, $2,400 and $2,400, respectively, towards the repayment of these advances. On April 28, 2012, the Company forgave $230,800, the remaining indebtedness owed by John Goodman on the advances. As of December 31, 2013, $50,218 remains outstanding under the advances for James Goodman.

Notes Payable

During the years ended December 31, 2011 and 2010, we had subordinated debt that consisted of subordinated promissory notes issued in June 2009 payable to certain of our current or former stockholders for the repurchase of shares of common stock and Series B Preferred Stock that accrued interest at 8% per annum. During the year ended December 31, 2011, we had subordinated promissory notes issued in April and May 2010 payable to certain affiliates of a stockholder that accrued interest at a rate of 18% per annum. All of this debt was retired on or before June 2011.

The following tables summarize our subordinated debt in existence during the year ended December 31, 2011:

Related Party	Largest Amount Outstanding During 2011	Principal Paid During 2011	Interest Paid During 2011	Interest Rate
Jason Goodman	$1,483,789	$1,483,789	$138,884	8%
Jonathan Goodman	1,483,789	1,483,789	138,884	8%
Joseph Goodman	1,324,642	1,324,642	124,254	8%
SEP Trust	370,130	370,130	34,771	8%
G. Danny Wade	555,194	555,194	52,156	8%
SG-GN/SD, LLC	8,227,508	8,227,508	413,572	18%
SG-GN/SD, LLC	4,289,872	4,289,872	217,583	18%
SG-LTE, LLC	1,790,033	1,790,033	91,049	18%
SG-LTE, LLC	1,150,866	1,150,866	58,680	18%

Warrants

In April 2010 in connection with the issuance of the subordinated promissory notes, we issued warrants to SG-GN exercisable into a number of shares of our common stock to be based upon certain financial terms to be calculated pursuant to the terms of the June 24, 2009 stock purchase agreement with SG-Goodman. The warrants had an exercise price of $1.00 per share. In May 2010 in connection with the issuance of the subordinated promissory notes, we issued warrants to SG-LTE exercisable into a number of shares of our common stock to be based upon certain financial terms to be calculated pursuant to the terms of the June 24, 2009 stock purchase agreement with SG-Goodman. The warrants had an exercise price of $1.00 per share.

On October 12, 2010 in connection with entering into the first amendment to the June 24, 2009 stock purchase agreement with SG-Goodman, we exchanged the warrants issued in April 2010 to SG-GN for a new warrant to SG-GN exercisable into 129,537 shares of our common stock at an exercise price of $1.00 per share. On October 12, 2010 in connection with entering into the first amendment to the June 24, 2009 stock purchase agreement with SG-Goodman, we exchanged the warrants issued in May 2010 to SG-LTE for a new warrant to SG-LTE exercisable into 30,871 shares of our common stock at an exercise price of $1.00 per share.

Put/Call Agreement

On June 24, 2009, we entered into a put/call agreement, or the Put/Call Agreement, with Mr. James Goodman. Under the Put/Call Agreement, Mr. James Goodman granted us an option to purchase shares of common stock owned by him up to $1.5 million on each of June 24, 2010, 2011 and 2012, each, an Option Date, respectively, for cash. Upon the exercise of our call option, Mr. James Goodman was required to sell the number of shares of common stock that we desired to purchase, subject to the terms and conditions of the Put/Call Agreement. The number of shares of common stock that we could purchase was determined by the fair market value of our common stock on the applicable Option Date minus the dollar value of any shares of common stock purchased by us at an earlier Option Date and was subject to the terms of our credit facility in existence at such time. The maximum amount of shares that Mr. James Goodman was required to sell under the Put/Call Agreement was $1.5 million.

Under the Put/Call Agreement, we also granted Mr. James Goodman an option to sell shares of common stock owned by him up to $1.5 million on each of the Option Dates for cash. Upon the exercise of Mr. James Goodman’s put option, we were required to purchase the number of shares of common stock that he desired to sell, subject to the terms and conditions of the Put/Call Agreement. The number of shares of common stock that Mr. James Goodman could sell was determined by the fair market value of our common stock on the applicable Option Date minus the dollar value of any shares of common stock sold to us at an earlier Option Date and we were only required to purchase such shares to the extent we were legally permitted to do so. The maximum amount of shares that we were required to purchase under the Put/Call Agreement was $1.5 million.

This put option was exercised in June 2011 and the Company purchased 22,914 shares of common stock at $65.46 per share, or $1.5 million.

Stock Purchase Agreements

On June 7, 2011, we entered into stock purchase agreements with James Goodman, Jason Goodman, Jonathan Goodman and Joseph Goodman to purchase 76,383, 30,553, 30,553 and 38,191 shares of common stock, respectively, in exchange for the payments of $5,000,000, $2,000,000, $2,000,000 and $2,500,000, respectively.

On June 7, 2011, we entered into a stock purchase agreement with SG-Goodman, SG-Tower, SG-GN and SG-LTE to purchase 1,114,035 shares of Series C Preferred Stock owned by SG-Goodman, 112,615 shares of common stock owned by SG-Tower, 30,871 shares of common stock underlying warrants owned by SG-LTE and 86,179 shares of common stock underlying warrants owned by SG-GN for an aggregate purchase price of $88,000,000 plus an amount for the accumulated but unpaid dividends on the shares of Series C Preferred Stock.

On November 2, 2011, we entered into stock purchase agreements with John Goodman, Ron Hill and Scott Pickett to repurchase certain securities they held. On November 2, 2011, we purchased 18,107, 15,802 and 5,386 shares of common stock, in exchange for payments of $2,189,317, $1,910,620 and $651,221 from John Goodman, Ron Hill and Scott Pickett, respectively.

On December 8, 2011, we entered into stock purchase agreements, pursuant to which we purchased 11,226 shares of common stock, one share of common stock and an option to purchase 9,798 shares of common stock and 3,339 shares of common stock in exchange for payments of $1,357,336, $1,095,047 and $403,718 from each of John Goodman, Ron Hill and Scott Pickett, respectively.

On March 4, 2013, we entered into stock purchase agreements with John Goodman, James Goodman, Joseph Goodman and Scott Pickett, pursuant to which we purchased 24,081, 17,081, 14,688 and 4,550 shares of common stock, respectively, in exchange for payments of $1,991,499, $1,412,599, $1,214,698 and $376,285, respectively.

Management Services Agreement

On June 24, 2009, we entered into a management services agreement with The Circumference Group LLC, or CG. Pursuant to the management services agreement, CG agreed to perform a monthly operations review consisting of the examination of, and discussion with our management regarding, our monthly financial and operating results reporting package and other services reasonably requested by us. Under the management services agreement, we agreed to pay CG a monthly fee equal to $25,000 per month from June 24, 2009 until June 23, 2011, at which time it automatically terminated. For the year ended December 31, 2011, we paid an aggregate of $131,616 to CG pursuant to the management services agreement. Jeff Fox was a majority stockholder of CG.

Employment Agreements

We had employment agreements with each of James Goodman, Jason Goodman, Joseph Goodman and Jonathan Goodman during the years ended December 31, 2011, 2012 and 2013.

James Goodman. His employment agreement provides for a term expiring on December 31, 2010. We paid Mr. James Goodman a bonus of $350,000, $225,000 and $103,500 with respect to his performance during the years ended December 31, 2011, 2012 and 2013, respectively. He was entitled to a severance payment of $120,000 upon termination of service for good reason. His employment agreement contained customary confidentiality and noncompete covenants. His current base salary is $225,000.

Jason Goodman. His employment agreement provided for an initial term expiring on December 31, 2010, and automatically renewed for successive one-year terms. His base salary was $175,000 per annum. We paid Mr. Jason Goodman a bonus of $350,000, $371,250 and $113,750 with respect to his performance during the years ended December 31, 2011, 2012 and 2013, respectively. If terminated by us without cause, he was entitled to a severance payment of $120,000. His employment agreement contained customary confidentiality and noncompete covenants.

Effective October 16, 2012, we amended and restated Mr. Jason Goodman’s employment agreement. The amended and restated employment agreement provides for a three (3) year term and a base salary of $225,000, subject to increase at the discretion of the Board of Directors. The amendment also increased the severance to which Mr. Jason Goodman would be entitled to $450,000 if terminated by us without cause, by Mr. Jason Goodman with good reason or upon a change of control. Mr. Jason Goodman’s agreement also provides for a “Real Estate Keep Whole” benefit, which provides that Mr. Jason Goodman has the right to receive a payment to compensate him for the difference, if any, between the original purchase price of his primary residence and its depreciated fair market value upon the earlier of: (i) the third anniversary of the amendment and (ii) his termination by us without cause. The amended and restated employment agreement also requires us to transfer to Mr. Jason Goodman title to the vehicle we are currently leasing for him on the earliest of: (i) the date that is 36 months from the start of the lease; (ii) within 45 days after his employment is terminated without cause or by him for good reason; and (iii) within 60 days of a change of control. The amended and restated employment agreement also entitles him to benefits under our Executive Benefit Plan and cash bonuses under our Executive Management Bonus Plan and an annual retention bonus equal to 75% of his base salary and grossed up for any federal, state, and local income and employment taxes.  Effective May 1, 2014, Jason Goodman’s base salary will be increased to $397,500.

We also agreed to grant Mr. Jason Goodman an option to purchase 40,000 shares at an exercise price equal to the fair market value per share on the date of the grant pursuant to the amended and restated employment agreement amendment. The shares underlying the options vest in three equal annual installments beginning on the first anniversary of the date of grant.

Effective February 12, 2013, we amended and restated Mr. Jason Goodman’s amended and restated employment agreement. The new amended and restated employment agreement amends his employment agreement to provide for a three-year vesting schedule for his stock option and to conform to Section 409A of the Code.

Joseph Goodman. His employment agreement provided for an initial term expiring on December 31, 2010, and automatically renewed for successive one-year terms. His base salary was $175,000 per annum. We paid Mr. Joseph Goodman a bonus of $350,000, $371,250 and $113,750 with respect to his performance during the years ended December 31, 2011, 2012 and 2013, respectively. If terminated by us without cause, he was entitled to a severance payment of $120,000. His employment agreement contained customary confidentiality and noncompete covenants.

Effective October 16, 2012, we amended and restated Mr. Joseph Goodman’s employment agreement. The amended and restated employment agreement provides for a three (3) year term and a base salary of $225,000, subject to increase at the discretion of the Board of Directors. The amendment also increased the severance to which Mr. Joseph Goodman would be entitled to $450,000 if terminated by us without cause, by Mr. Joseph Goodman with good reason or upon a change of control. Mr. Joseph Goodman’s agreement also provides for a “Real Estate Keep Whole” benefit, which provides that Mr. Joseph Goodman has the right to receive a payment to compensate him for the difference, if any, between the original purchase price of his primary residence and its depreciated fair market value upon the earlier of: (i) the third anniversary of the amendment and (ii) his termination by us without cause. The amended and restated employment agreement also requires us to transfer to Mr. Joseph Goodman title to the vehicle we are currently leasing for him on the earliest of: (i) the date that is 36 months from the start of the lease; (ii) within 45 days after his employment is terminated without cause or by him for good reason; and (iii) within 60 days of a change of control. The amended and restated employment agreement also entitles him to benefits under our Executive Benefit Plan and cash bonuses under our Executive Management Bonus Plan and an annual retention bonus equal to 75% of his base salary and grossed up for any federal, state, and local income and employment taxes.  Effective May 1, 2014, Joseph Goodman’s base salary will be increased to $397,500.

We also agreed to grant Mr. Joseph Goodman an option to purchase 40,000 shares at an exercise price equal to the fair market value per share on the date of the grant pursuant to the amended and restated employment agreement amendment. The shares underlying the options vest in three equal annual installments beginning on the first anniversary of the date of grant.

Effective February 12, 2013, we amended and restated Mr. Joseph Goodman’s amended and restated employment agreement. The new amended and restated employment agreement amends his employment agreement to provide for a three-year vesting schedule for his stock option and to conform to Section 409A of the Code.

Jonathan Goodman. His employment agreement provided for a term expiring on December 31, 2010. His base salary was $175,000 per annum. We paid Mr. Jonathan Goodman a bonus of $350,000, $371,250 and $113,750 with respect to his performance during the years ended December 31, 2011, 2012 and 2013, respectively. If Mr. Jonathan Goodman terminated his service for good reason, he was entitled to a severance payment of $120,000. His employment agreement contained customary confidentiality and noncompete covenants.

Effective October 16, 2012, we amended and restated Mr. Jonathan Goodman’s employment agreement. The amended and restated employment agreement provides for a three (3) year term and a base salary of $225,000, subject to increase at the discretion of the Board of Directors. The amendment also increased the severance to which Mr. Jonathan Goodman would be entitled to $450,000 if terminated by us without cause, by Mr. Jonathan Goodman with good reason or upon a change of control. Mr. Jonathan Goodman’s agreement also provides for a “Real Estate Keep Whole” benefit, which provides that Mr. Jonathan Goodman has the right to receive a payment to compensate him for the difference, if any, between the original purchase price of his primary residence and its depreciated fair market value upon the earlier of: (i) the third anniversary of the amendment and (ii) his termination by us without cause. The amended and restated employment agreement also requires us to transfer to Mr. Jonathan Goodman title to the vehicle we are currently leasing for him on the earliest of: (i) the date that is 36 months from the start of the lease; (ii) within 45 days after his employment is terminated without cause or by him for good reason; and (iii) within 60 days of a change of control. The amended and restated employment agreement also entitles him to benefits under our Executive Benefit Plan and cash bonuses under our Executive Management Bonus Plan and an annual retention bonus equal to 75% of his base salary and grossed up for any federal, state, and local income and employment taxes.  Effective May 1, 2014, Jonathan Goodman’s base salary will be increased to $397,500.

We also agreed to grant Mr. Jonathan Goodman an option to purchase 40,000 shares at an exercise price equal to the fair market value per share on the date of the grant pursuant to the amended and restated employment agreement amendment. The shares underlying the options vest in three equal annual installments beginning on the first anniversary of the date of grant.

Effective February 12, 2013, we amended and restated Mr. Jonathan Goodman’s amended and restated employment agreement. The new amended and restated employment agreement amends his employment agreement to provide for a three-year vesting schedule for his stock option and to conform to Section 409A of the Code.

Other Related Party Transactions

We use a ranch owned by Goodman Brothers, LP to entertain employees and customers. Effective May 30, 2012, we entered into a five-year lease with Goodman Brothers, LP for the lease of the ranch. Pursuant to the lease, we pay a base rent of $156,000 per year. Prior to entering the lease agreement, we paid Goodman Brothers, LP on an event basis for the use of the ranch. For the years ended December 31, 2013, 2012 and 2011, we paid an aggregate of $169,000, $141,000 and $100,000 to Goodman Brothers, LP for the use of the ranch, respectively.

During 2013, we hired Genesis Networks Integration Services, LLC, a company substantially owned by James Goodman, or Genesis Networks, to provide, among other things, outsourced network monitoring and licensing, as well as services related to the trial use of a technician workforce automation system. During 2013, we incurred approximately $168,000 of expenses for such services.

During the year ended December 31, 2011, PNC Bank issued a $4.0 million letter of credit for the Company’s account as a credit enhancement for a new letter of intent concerning Genesis Networks. In the event of default on the line of credit by Genesis Networks, we would have the option to enter into a note purchase agreement with the lender or to permit a drawing on the letter of credit in an amount not to exceed the amount by which the outstanding obligation exceeds the value of Genesis Network’s collateral securing the line of credit, but in no event more than $4.0 million. The letter of credit was originally due to expire on July 17, 2012; however we amended the letter of credit to extend the guarantee until July 2013. Prior to the expiration, the letter of credit was amended to extend the guarantee of the related party’s line of credit until July 2014. Our exposure with respect to the letter of credit is supported by a reimbursement agreement from Genesis Networks, secured by a first priority pledge of certain assets and stock of Genesis Networks.

Alcatel-Lucent USA Inc.

We primarily perform work for Alcatel-Lucent under two contracts we have entered with Alcatel-Lucent.

Master Services Agreement. Effective November 2, 2009, we entered into a master services agreement with Alcatel-Lucent. Pursuant to the agreement, we agreed to perform certain deployment engineering, integration engineering and radio frequency engineering services for Alcatel-Lucent in the United States for five years. Alcatel-Lucent agreed to compensate us at rates set forth in the agreement.

Subcontract Agreement. On September 30, 2001, we entered into a customer service division subcontract agreement with Alcatel USA Marketing, a subsidiary of Alcatel-Lucent. As an independent contractor, we agreed to perform installation and/or engineering services with respect to Alcatel USA Marketing’s manufactured products. As compensation for our services, Alcatel USA Marketing agreed to pay us at rates set forth in the agreement.

For the years ended December 31, 2013, 2012 and 2011, we received aggregate revenues of $57.9 million, $55.0 million and $72.3 million, respectively, for work performed for Alcatel-Lucent.

Goodman Networks and Multiband entered into an Agreement and Plan of Merger, dated as of May 21, 2013, pursuant to which we acquired Multiband on August 30, 2013. Pursuant to the Agreement and Plan of Merger, Multiband’s stockholders, which included Mr. Mandel, received $3.25 in cash for each share of Multiband’s outstanding common stock they held. In the aggregate, Mr. Mandel received an aggregate of $2.8 million in the merger with Multiband in exchange for his outstanding shares of Multiband common stock and options to purchase Multiband common stock. The aggregate purchase price in the Multiband acquisition was approximately $101.1 million. The Agreement and Plan of Merger contained customary representations, warranties and covenants, as well as indemnification provisions.

Review, Approval or Ratification of Transactions with Related Parties

We have written policies governing conflicts of interest with our employees. In addition, we circulate director and executive officer questionnaires on an annual basis to identify potential conflicts of interest and related party transactions with such directors and officers. Although we do not have a formal process for approving related party transactions, our board of directors as a matter of practice has reviewed all of the transactions described under “Certain Relationships and Related Transactions, and Director Independence.”

Item 14. Principal Accountant Fees and Services.

The following table shows the aggregate fees billed to the Company for professional services rendered by KPMG for the fiscal years ended December 31, 2012 and 2013:

	2012	2013
Audit Fees	$1,950,000	$2,293,350
Audit-Related Fees	-	502,210
Tax Fees	-	119,840
All Other Fees	159,131	17,740
Total Fees	$2,109,131	$2,933,140

Audit Fees. This category includes the audit of our annual consolidated financial statements and reviews of financial statements included in our quarterly reports. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of our interim financial statements.

Audit-Related Fees. This category consists of assurance and related services by KPMG that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.”  The services for the fees disclosed under this category include consents and other audit related services regarding equity issuances.

Tax Fees. This category consists of professional services rendered by KPMG for tax compliance and tax advice.

All Other Fees. This category typically consists of fees for other miscellaneous items. We incurred fees in 2012 related to the Company’s compliance with the internal control provisions of the Sarbanes-Oxley Act of 2002, and fees in 2012 and 2013 related to due diligence services for the CSG acquisition.

Pre-Approval of Independent Registered Public Accounting Firm Fees and Services Policy

Under the Company’s pre-approval policies and procedures, the Board of Directors pre-approves the audit and non-audit services performed by our independent registered public accounting firm. The policy requires additional approval of any engagements that were previously approved but are anticipated to exceed pre-approved fee levels.

All of the services rendered by KPMG were pre-approved by the Board of Directors.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

A list of financial statements filed herewith is contained in Part II, Item 8, “Financial Statements and Supplementary Data,” above of this Annual Report and is incorporated by reference herein. A list of exhibits filed herewith is contained in the Exhibit Index that immediately precedes such exhibits and is incorporated by reference herein.

SIGNATURES

The Company has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOODMAN NETWORKS INCORPORATED
Date: March 31, 2014	By:	/s/ John A. Goodman
	Name:	John A. Goodman
	Title:	Executive Chairman

This Annual Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Capacity in which Signed	Date
/s/ John A. Goodman	Executive Chairman and Director (principal executive officer)	March 31, 2014
John A. Goodman
/s/ Ron B. Hill	Director, Chief Executive Officer and President	March 31, 2014
Ron B. Hill
/s/ Randal S. Dumas	Chief Financial Officer (principal financial officer)	March 31, 2014
Randal S. Dumas
/s/ Joy Brawner	Chief Accounting Officer	March 31, 2014
Joy Brawner	(principal accounting officer)
/s/ Jason A. Goodman	Director	March 31, 2014
Jason A. Goodman
/s/ Joseph M. Goodman	Director	March 31, 2014
Joseph “Jody” M. Goodman
/s/ Jonathan E. Goodman	Director	March 31, 2014
Jonathan E. Goodman

Supplemental Information to Be Furnished with Reports Filed

Pursuant to Section 15(d) of the Exchange Act by Non-Reporting Issuers

1.	No annual report to security holders covering the Company’s last fiscal year has been sent as of the date of this report.
2.

No proxy statement, form of proxy, or other proxy soliciting material relating to the Company’s last fiscal year has been sent to any of the Company’s security holders with respect to any annual or other meeting of security holders.

3.

If such report or proxy material is furnished to security holders subsequent to the filing of this Annual Report on Form 10-K, the Company will furnish copies of such material to the Securities and Exchange Commission at the time it is sent to security holders.

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed Herewith
2.1#	Asset and Purchase Agreement, dated February 28, 2013, by and among Goodman Networks Incorporated, Cellular Specialties, Inc., and certain voting trustees and voting shareholders party thereto.	S-4	333-186684	2.1	April 26, 2013
2.2#	Agreement and Plan of Merger, dated as of May 21, 2013, by and among Goodman Networks Incorporated, Manatee Merger Sub Corporation and Multiband Corporation.	S-4	333-186684	2.2	June 11, 2013
2.3#	Asset Purchase Agreement, dated as of December 31, 2013, by and among Goodman Networks Incorporated, Multiband Corporation, Minnesota Digital Universe, Inc., Multiband Subscriber Services, Inc. and Multiband MDU Incorporated.	8-K	333-186684	2.1	January 7, 2014
3.1	Second Amended and Restated Articles of Incorporation of Goodman Networks Incorporated, as amended June 23, 2009.	S-4	333-186684	3.1	February 14, 2013
3.2	Amended and Restated Bylaws of Goodman Networks Incorporated, dated as of January 23, 2012.	S-4	333-186684	3.2	February 14, 2013
4.1	Indenture, dated as of June 23, 2011, by and between Goodman Networks Incorporated and Wells Fargo Bank, National Association, as Trustee.	S-4	333-186684	4.1	February 14, 2013
4.2	Form of 12.125% Senior Secured Notes due 2018.	S-4	333-186684	4.2	February 14, 2013
4.3	Intercreditor Agreement, dated as of June 23, 2011, by and among Goodman Networks Incorporated, PNC Bank, National Association, as Administrative Agent, and U.S. Bank National Association, as Collateral Trustee.	S-4	333-186684	4.4	February 14, 2013
4.4	Collateral Trust Agreement, dated as of June 23, 2011, by and among Goodman Networks Incorporated as Guarantors, Wells Fargo Bank, National Association, as Indenture Trustee, and U.S. Bank National Association, as Collateral Trustee.	S-4	333-186684	4.5	February 14, 2013
4.5	Pledge and Security Agreement, dated as of June 23, 2011, by and between Goodman Networks Incorporated as Grantor, and U.S. Bank National Association, as Collateral Trustee.	S-4	333-186684	4.6	February 14, 2013
4.6	Trademark Security Agreement, dated as of June 23, 2011, by and between Goodman Networks Incorporated, as Grantor, and U.S. Bank National Association as Collateral Trustee.	S-4	333-186684	4.7	February 14, 2013
4.7	First Supplemental Indenture, dated as of May 22, 2013, by and between Goodman Networks Incorporated and Wells Fargo Bank, National Association, as Trustee.	S-4	333-186684	4.8	June 11, 2013
4.8	First Amendment to Intercreditor Agreement, dated as of May 22, 2013, by and among Goodman Networks Incorporated, PNC Bank, National Association, as Administrative Agent, and U.S. Bank, National Association, as Collateral Trustee.	S-4	333-186684	4.9	June 11, 2013

4.9	Registration Rights Agreement, dated as of June 13, 2013, by and among Goodman Networks Incorporated, GNET Escrow Corp. and Jefferies LLC, as Initial Purchaser.	S-4	333-186684	4.10	October 24, 2013
4.10	Second Supplemental Indenture, dated as of September 30, 2013, by and among Goodman Networks Incorporated, Minnesota Digital Universe, Inc., Multiband Corporation, Multiband EWM, Inc., Multiband EWS, Inc., Multiband Field Services, Incorporated, Multiband MDU Incorporated, Multiband Special Purpose, LLC, Multiband Subscriber Services, Inc. and Wells Fargo Bank, National Association, as Trustee.	S-4	333-193125	4.11	December 30, 2013
10.1†	Turf Program Agreement, dated as of December 16, 2011, by and between Goodman Networks Incorporated and AT&T Mobility LLC.	S-4	333-186684	10.1	April 26, 2013
10.2†	Amendment No. 1 to Turf Program Agreement, dated as of January 24, 2012, by and between Goodman Networks Incorporated and AT&T Mobility LLC.	S-4	333-186684	10.2	April 26, 2013
10.3	Amendment No. 2 to Turf Program Agreement, dated October 30, 2012, by and between Goodman Networks Incorporated and AT&T Mobility LLC.	S-4	333-186684	10.3	February 14, 2013
10.4†	Master Services Agreement, dated as of October 22, 2009, by and between Goodman Networks Incorporated and Alcatel-Lucent USA Inc.	S-4	333-186684	10.4	June 11, 2013
10.5	Amendment No. 1 to Master Services Agreement, dated as of November 2, 2009, by and between Goodman Networks Incorporated and Alcatel-Lucent USA Inc.	S-4	333-186684	10.5	February 14, 2013
10.6†	Amendment No. 2 to Master Services Agreement, effective as of January 1, 2011, by and between Goodman Networks Incorporated and Alcatel-Lucent USA Inc.	S-4	333-186684	10.6	April 26, 2013
10.7†	Amendment No. 3 to Master Services Agreement, effective as of January 1, 2012, by and between Goodman Networks Incorporated and Alcatel-Lucent USA Inc.	S-4	333-186684	10.7	April 26, 2013
10.8†	Customer Service Division Subcontract Agreement, dated as of September 30, 2001, by and between Goodman Networks Incorporated and ALCATEL USA Marketing, Inc.	S-4	333-186684	10.8	April 26, 2013
10.9†	Amendment No. 1 to Customer Service Division Subcontract Agreement, by and between Goodman Networks Incorporated and ALCATEL USA Marketing, Inc.	S-4	333-186684	10.9	April 26, 2013
10.10†	Amendment No. 2 to Customer Service Division Subcontract Agreement, dated as of March 8, 2002, by and between Goodman Networks Incorporated and ALCATEL USA Marketing, Inc.	S-4	333-186684	10.10	April 26, 2013
10.11†	Amendment No. 3 to Customer Service Division Subcontract Agreement, dated as of June 11, 2002, by and between Goodman Networks Incorporated and ALCATEL USA Marketing, Inc.	S-4	333-186684	10.11	April 26, 2013
10.12	Amendment No. 4 to Customer Service Division Subcontract Agreement, dated as of June 14, 2002, by and between Goodman Networks Incorporated and ALCATEL USA Marketing, Inc.	S-4	333-186684	10.12	April 26, 2013

10.13†	Amendment No. 5 to Customer Service Division Subcontract Agreement, dated as of August 19, 2002, by and between Goodman Networks Incorporated and ALCATEL USA Marketing, Inc.	S-4	333-186684	10.13	April 26, 2013
10.14†	Amendment No. 6 to Customer Service Division Subcontract Agreement, dated as of September 27, 2002, by and between Goodman Networks Incorporated and ALCATEL USA Marketing, Inc.	S-4	333-186684	10.14	April 26, 2013
10.15†	Amendment No. 7 to Customer Service Division Subcontract Agreement, dated as of November 26, 2002, by and between Goodman Networks Incorporated and ALCATEL USA Marketing, Inc.	S-4	333-186684	10.15	April 26, 2013
10.16†	Amendment No. 8 to Customer Service Division Subcontract Agreement, dated as of April 19, 2004, by and between Goodman Networks Incorporated and ALCATEL USA Marketing, Inc.	S-4	333-186684	10.16	April 26, 2013
10.17†	Amendment No. 9 to Customer Service Division Subcontract Agreement, dated as of June 28, 2004, by and between Goodman Networks Incorporated and ALCATEL USA Marketing, Inc.	S-4	333-186684	10.17	April 26, 2013
10.18†	Amendment No. 10 to Customer Service Division Subcontract Agreement, dated as of July 22, 2005, by and between Goodman Networks Incorporated and ALCATEL USA Marketing, Inc.	S-4	333-186684	10.18	April 26, 2013
10.19	Amended and Restated Revolving Credit and Security Agreement, dated as of June 23, 2011, by and between Goodman Networks Incorporated and PNC Bank, National Association, as Lender and Agent.	S-4	333-186684	10.19	February 14, 2013
10.20	Amended and Restated Revolving Credit Note, dated as of June 23, 2011, by and between Goodman Networks Incorporated and PNC Bank, National Association, as Agent.	S-4	333-186684	10.20	February 14, 2013
10.21	Amended and Restated Swing Note, dated as of June 23, 2011, by and between Goodman Networks Incorporated and Goodman Networks Incorporated and PNC Bank, National Association as Agent.	S-4	333-186684	10.21	February 14, 2013
10.22	Fifth Amended and Restated Shareholders’ Agreement, dated as of June 23, 2011, by and among Goodman Networks Incorporated and shareholders party thereto from time to time.	S-4	333-186684	10.22	February 14, 2013
10.23	First Amendment to Fifth Amended and Restated Shareholders’ Agreement, dated as of August 30, 2011, by and among Goodman Networks Incorporated and shareholders party thereto from time to time.	S-4	333-186684	10.23	February 14, 2013
10.24	Warrant No. 7, dated as of June 23, 2011, by and between Goodman Networks Incorporated and SG-GN/SD, LLC.	S-4	333-186684	10.24	February 14, 2013
10.25+	Amended and Restated Executive Employment Agreement, dated as of February 1, 2013, by and between Goodman Networks Incorporated and John A. Goodman.	S-4	333-186684	10.25	February 14, 2013
10.26+	Amended and Restated Executive Employment Agreement, dated as of February 1, 2013, by and between Goodman Networks Incorporated and Ron B. Hill.	S-4	333-186684	10.26	February 14, 2013

10.27+	Executive Employment Agreement, dated as of January 1, 2012, by and between Goodman Networks Incorporated and Randal S. Dumas.	S-4	333-186684	10.27	February 14, 2013
10.28+	Amended and Restated Employment Agreement, dated as of February 1, 2013, by and between Goodman Networks Incorporated and Jason A. Goodman.	S-4	333-186684	10.28	February 14, 2013
10.29+	Amended and Restated Employment Agreement, dated as of February 1, 2013, by and between Goodman Networks Incorporated and Joseph M. Goodman.	S-4	333-186684	10.29	February 14, 2013
10.30+	Amended and Restated Employment Agreement, dated as of February 1, 2013, by and between Goodman Networks Incorporated and Jonathan E. Goodman.	S-4	333-186684	10.30	February 14, 2013
10.31+	Executive Employment Agreement, dated as of January 1, 2007, by and between Goodman Networks Incorporated and James E. Goodman.	S-4	333-186684	10.32	February 14, 2013
10.32+	First Amendment to Executive Employment Agreement, dated as of June 6, 2008, by and between Goodman Networks Incorporated and James E. Goodman.	S-4	333-186684	10.33	February 14, 2013
10.33+	Second Amendment to Executive Employment Agreement, dated as of July 15, 2008, by and between Goodman Networks Incorporated and James E. Goodman.	S-4	333-186684	10.34	February 14, 2013
10.34+	Third Amendment to Executive Employment Agreement, dated as of June 24, 2009, by and between Goodman Networks Incorporated and James E. Goodman.	S-4	333-186684	10.35	February 14, 2013
10.35+	Goodman Networks, Incorporated 2000 Equity Incentive Plan, dated as of October 2, 2000.	S-4	333-186684	10.36	February 14, 2013
10.36+	First Amendment to the Goodman Networks, Incorporated 2000 Equity Incentive Plan, dated as of June 24, 2009.	S-4	333-186684	10.37	February 14, 2013
10.37+	Nonqualified Stock Option Agreement under the Goodman Networks, Incorporated 2000 Equity Incentive Plan, dated as of June 24, 2009, by and between Goodman Networks Incorporated and John A. Goodman.	S-4	333-186684	10.38	February 14, 2013
10.38+	Nonqualified Stock Option Agreement under the Goodman Networks, Incorporated 2000 Equity Incentive Plan, dated as of July 31, 2008, by and between Goodman Networks Incorporated and Ron B. Hill.	S-4	333-186684	10.39	February 14, 2013
10.39+	First Amendment to the Nonqualified Stock Option Agreement under the Goodman Networks, Incorporated 2000 Equity Incentive Plan, dated as of June 24, 2009, by and between Goodman Networks Incorporated and Ron B. Hill.	S-4	333-186684	10.40	February 14, 2013
10.40+	Goodman Networks, Incorporated 2008 Long-Term Incentive Plan, dated as of December 29, 2008.	S-4	333-186684	10.41	February 14, 2013
10.41+	First Amendment to the Goodman Networks, Incorporated 2008 Long-Term Incentive Plan, dated as of June 24, 2009.	S-4	333-186684	10.42	February 14, 2013
10.42+	Second Amendment to the Goodman Networks, Incorporated 2008 Long-Term Incentive Plan, dated as of March 27, 2012.	S-4	333-186684	10.43	February 14, 2013

10.43+	Third Amendment to the Goodman Networks, Incorporated 2008 Long-Term Incentive Plan, dated as of February 12, 2013.	S-4	333-186684	10.44	February 14, 2013
10.44+	Form of Nonqualified Stock Option Agreement under the Goodman Networks, Incorporated 2008 Long-Term Incentive Plan.	S-4	333-186684	10.45	February 14, 2013
10.45+	Employee Stock Award under the Goodman Networks, Incorporated 2008 Long-Term Incentive Plan, dated as of December 31, 2012, by and between Goodman Networks Incorporated and Ron B. Hill.	S-4	333-186684	10.46	February 14, 2013
10.46+	Employee Stock Award under the Goodman Networks, Incorporated 2008 Long-Term Incentive Plan, dated as of January 7, 2013, by and between Goodman Networks Incorporated and Ron B. Hill.	S-4	333-186684	10.47	February 14, 2013
10.47+	Amended and Restated Goodman Networks Incorporated Executive Management Bonus Plan, dated as of January 1, 2009.	S-4	333-186684	10.48	February 14, 2013
10.48+	First Amendment to the Goodman Networks Incorporated Executive Management Bonus Plan, dated as of June 24, 2009.	S-4	333-186684	10.49	February 14, 2013
10.49+	Form of Indemnification Agreement executed by Messrs. John Goodman, Ron Hill, Jason Goodman, Jonathan Goodman, Joseph Goodman and Randal Dumas.	S-4	333-186684	10.50	February 14, 2013
10.50	Voting Agreement and Irrevocable Limited Proxy, dated as of June 24, 2009, by and among Goodman Networks Incorporated, John Goodman and William Darkwah.	S-4	333-186684	10.63	February 14, 2013
10.51	Form of Voting Agreement and Irrevocable Proxy by and among Goodman Networks Incorporated, John Goodman, and certain parties thereto.	S-4	333-193125	10.64	December 30, 2013
10.52+	Ranch Lease, dated as of May 30, 2012, by and between Goodman Networks Incorporated and Goodman Brothers, LP.	S-4	333-186684	10.65	February 14, 2013
10.53	First Amendment to the Amended and Restated Revolving Credit and Security Agreement, dated as of October 11, 2012, by and between Goodman Networks Incorporated and PNC Bank, National Association, as Agent.	S-4	333-186684	10.66	February 14, 2013
10.54	Second Amendment to the Amended and Restated Revolving Credit and Security Agreement, dated as of November 30, 2012, by and between Goodman Networks Incorporated and PNC Bank, National Association, as Agent.	S-4	333-186684	10.67	February 14, 2013
10.55	Second Amendment to the Fifth Amended and Restated Shareholders’ Agreement, dated as of March 27, 2012, by and among Goodman Networks Incorporated and shareholders party thereto from time to time.	S-4	333-186684	10.68	February 14, 2013
10.56	Third Amendment to the Fifth Amended and Restated Shareholders’ Agreement, dated as of November 12, 2012, by and among Goodman Networks Incorporated and shareholders party thereto from time to time.	S-4	333-186684	10.69	February 14, 2013
10.57	Fourth Amendment to the Fifth Amended and Restated Shareholders’ Agreement, dated as of December 26, 2012, by and among Goodman Networks Incorporated and shareholders party thereto from time to time.	S-4	333-186684	10.70	February 14, 2013

10.58	Third Amendment to the Amended and Restated Revolving Credit and Security Agreement, dated as of March 1, 2013, by and between Goodman Networks Incorporated and PNC Bank, National Association, as Agent.	S-4	333-186684	10.71	April 26, 2013
10.59+	Securities Purchase Agreement, dated as of March 4, 2013, by and between John A. Goodman, as Seller, and Goodman Networks Incorporated, as Purchaser.	S-4	333-186684	10.72	April 26, 2013
10.60+	Securities Purchase Agreement, dated as of March 4, 2013, by and between James E. Goodman, as Seller, and Goodman Networks Incorporated, as Purchaser.	S-4	333-186684	10.73	April 26, 2013
10.61+	Securities Purchase Agreement, dated as of March 4, 2013, by and between Joseph M. Goodman, as Seller, and Goodman Networks Incorporated, as Purchaser.	S-4	333-186684	10.74	April 26, 2013
10.62+	Securities Purchase Agreement, dated as of March 4, 2013, by and between Scott E. Pickett, as Seller, and Goodman Networks Incorporated, as Purchaser.	S-4	333-186684	10.75	April 26, 2013
10.63	Fourth Amendment to Amended and Restated Revolving Credit and Security Agreement, dated as of September 6, 2013, by and among Goodman Networks Incorporated and PNC Bank, National Association, as Agent.	S-4	333-186684	10.76	October 24, 2013
10.64††	2012 Home Service Provider Agreement, dated as of October 15, 2012, by and between DIRECTV, LLC and Multiband Field Services, Inc.					X
10.65††	First Amendment to that 2012 Home Services Provider Agreement, dated as of January 1, 2013, by and between DIRECTV, LLC and Multiband Field Services, Inc.					X
10.66††	Second Amendment to that 2012 Home Services Provider Agreement, dated as of October 15, 2012, by and between DIRECTV, LLC and Multiband Field Services, Inc.					X
10.67††	Third Amendment to that 2012 Home Services Provider Agreement, dated as of July 1, 2013, by and between DIRECTV, LLC and Multiband Field Services, Inc.					X
10.68††	Fourth Amendment to that 2012 Home Services Provider Agreement, dated as of October 11, 2013, by and between DIRECTV, LLC and Multiband Field Services, Inc.					X
10.69††	Fifth Amendment to that 2012 Home Services Provider Agreement, dated as of January 1, 2014, by and between DIRECTV, LLC and Multiband Field Services, Inc.					X
10.70	Sixth Amendment to that to that 2012 Home Services Provider Agreement, dated as of January 1, 2014, by and between DIRECTV, LLC and Multiband Field Services, Inc.					X
10.71+	Executive Employment Agreement, dated as of February 18, 2013 by and between Goodman Networks Incorporated and Cari T. Shyiak.					X
21.1	Subsidiaries of Goodman Networks Incorporated.					X
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Principal Executive Officer of Goodman Networks Incorporated.					X

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Principal Financial Officer of Goodman Networks Incorporated.	X
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Executive Officer and Principal Financial Officer of Goodman Networks Incorporated.	X

†	Confidential treatment has been granted with respect to certain portions of this Exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
††	Confidential treatment has been requested with respect to certain portions of this Exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
#

Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Goodman Networks Incorporated hereby undertakes to furnish supplementally copies of any of the omitted schedules upon request by the Securities and Exchange Commission.

+	Management contract or compensatory plan or arrangement.