Form 10-Q
period 2014-03-31
Goodman Networks Inc
filed 2014-05-15
CIK 1335982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-186684

Goodman Networks Incorporated

(Exact name of registrant as specified in its charter)

Texas	74-2949460
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6400 International Parkway, Suite 1000
Plano, TX	75093
(Address of principal executive offices)	(Zip Code)

972-406-9692

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.*    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☑ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The number of shares of the registrant's common stock outstanding at May 15, 2014 was 912,754.

*	The registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, but is not required to file such reports under such sections.

Goodman Networks Incorporated

Quarterly Report for the Three Months Ended March 31, 2014

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Goodman Networks Incorporated

Consolidated Balance Sheets

(In thousands, Except Share Amounts and Par Value)

	December 31, 2013	March 31, 2014
Assets		(Unaudited)
Current Assets
Cash	$59,439	$33,773
Accounts receivable, net of allowances for doubtful accounts of $350 and $521 at December 31, 2013 and March 31, 2014, respectively	109,478	67,214
Unbilled revenue on completed projects	21,136	12,857
Costs in excess of billings on uncompleted projects	100,258	128,984
Inventories	22,909	28,979
Prepaid expenses and other current assets	8,980	13,870
Income tax receivable	16,772	3,718
Total current assets	338,972	289,395

Property and equipment, net of accumulated depreciation of $25,062 and $26,391 at December 31, 2013 and March 31, 2014, respectively	19,647	20,206
Deferred financing costs, net	18,156	17,562
Deferred tax assets	18,443	17,297
Deposits and other assets	3,313	4,527
Insurance collateral	11,569	12,019
Intangible assets, net of accumulated amortization of $4,744 and $6,120 at December 31, 2013 and March 31, 2014, respectively	29,156	27,780
Goodwill	69,134	69,178
Total assets	$508,390	$457,964

Liabilities and Shareholders' Deficit
Current Liabilities
Line of credit	$—	$3,418
Accounts payable	137,106	126,783
Accrued expenses	98,404	83,956
Billings in excess of costs on uncompleted projects	46,691	28,512
Deferred revenue	113	131
Deferred tax liabilities	8,457	9,236
Current portion of capital lease and notes payable obligations	1,818	6,371
Total current liabilities	292,589	258,407

Notes payable	330,346	330,643
Capital lease obligations	1,542	1,366
Accrued liabilities, non-current	18,791	11,534
Deferred rent	446	591
Total liabilities	643,714	602,541

Commitments and contingencies (Note 11)

Shareholders' Deficit
Common stock, $0.01 par value, 10,000,000 shares authorized; 985,714 issued and 869,396 outstanding at December 31, 2013 and March 31, 2014	10	10
Treasury stock, at cost, 116,318 shares at December 31, 2013 and March 31, 2014	(11,756)	(11,756)
Additional paid-in capital	13,314	14,349
Accumulated deficit	(136,892)	(147,180)
Total shareholders' deficit	(135,324)	(144,577)
Total liabilities and shareholders' deficit	$508,390	$457,964

See Notes to Consolidated Financial Statements

Goodman Networks Incorporated

Consolidated Statements of Operations

(Unaudited, In Thousands)

	Three Months Ended March 31,
	2013	2014

Revenues	$151,200	$256,591
Cost of revenues	125,961	223,204
Gross profit (exclusive of depreciation and amortization included in selling, general and administrative expense shown below)	25,239	33,387
Selling, general and administrative expenses	24,854	32,070
Operating income	385	1,317
Other income	—	(31)
Interest expense	7,911	11,687
Loss before income tax expense	(7,526)	(10,339)
Income tax benefit	(2,724)	(51)
Net loss	$(4,802)	$(10,288)

See Notes to Consolidated Financial Statements

Goodman Networks Incorporated

Consolidated Statements of Cash Flows

(Unaudited, In Thousands)

	Three Months Ended March 31,
	2013	2014
Operating Activities
Net loss	$(4,802)	$(10,288)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	886	1,492
Amortization of intangible assets	241	1,376
Amortization of debt discounts and deferred financing costs	217	840
Provision of doubtful accounts	8	187
Deferred tax benefit	(2,853)	(146)
Share-based compensation expense	1,320	1,035
Accretion of contingent consideration	—	250
Change in fair value of contingent consideration	—	(294)
Loss on sale of property and equipment	21	14
Changes in (net of acquisitions):
Accounts receivable	12,156	42,082
Unbilled revenue	7,009	8,279
Costs in excess of billings on uncompleted projects	(34,512)	(28,726)
Inventories	(5,718)	(6,095)
Prepaid expenses and other assets	448	147
Accounts payable and other liabilities	(23,099)	(35,753)
Income taxes payable / receivable	74	13,146
Billings in excess of costs on uncompleted projects	11,545	(18,179)
Net cash used in operating activities	(37,059)	(30,633)

Investing Activities
Purchases of property and equipment	(339)	(2,024)
Proceeds from the sale of property and equipment	—	21
Purchase of assets of the Custom Solutions Group of Cellular Specialties, Inc.	(18,000)	—
Change in due from shareholders	—	1
Net cash used in investing activities	(18,339)	(2,002)

Financing Activities
Bank overdrafts	—	5,977
Proceeds from lines of credit	—	225,225
Payments on lines of credit	—	(221,807)
Payments on capital lease and notes payable obligations	(221)	(1,911)
Payments on contingent consideration arrangements	—	(141)
Payments for deferred financing costs	—	(374)
Purchase of treasury stock	(4,995)	—
Net cash provided by (used in) financing activities	(5,216)	6,969

Decrease in cash	(60,614)	(25,666)

Cash, Beginning of Period	120,991	59,439

Cash, End of Period	$60,377	$33,773

See Notes to Consolidated Financial Statements

Goodman Networks Incorporated

Consolidated Statements of Cash Flows (Continued)

(Unaudited, In Thousands)

	Three Months Ended March 31,
	2013	2014
Supplemental Cash Flow Information
Cash paid for interest	$14,755	$21,088
Cash paid for income taxes	$53	$356

Supplemental Non-Cash Investing and Finance Activities
Purchase of property and equipment financed through capital leases and other financing arrangements	$69	$106
Noncash exchange of liability awards for equity awards	$712	$—

See Notes to Consolidated Financial Statements

Goodman Networks Incorporated

Notes to Consolidated Financial Statements (Unaudited)

Note 1. Organization and Business

Goodman Networks Incorporated, a Texas corporation, (“Goodman Networks” and collectively with its subsidiaries the “Company”), is a national provider of end-to-end network infrastructure and professional services to the wireless telecommunications industry. The Company’s wireless telecommunications services span the full network lifecycle, including the design, engineering, construction, deployment, integration, maintenance, and decommissioning of wireless networks. Goodman Networks performs these services across multiple network infrastructures, including traditional cell towers as well as next generation small cell and distributed antenna systems (“DAS”). The Company also serves the satellite television industry by providing onsite installation, upgrade and maintenance of satellite television systems to both the residential and commercial markets customers. These highly specialized and technical services are critical to the capability of the Company’s customers to deliver voice, data and video services to their end users.

Merger with Multiband

On May 21, 2013, Goodman Networks entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Manatee Merger Sub Corporation, a wholly owned subsidiary of Goodman Networks (“MergerSub”), and Multiband Corporation (“Multiband”), pursuant to which on August 30, 2013, Multiband merged with and into MergerSub, with Multiband surviving the merger (the “Merger”). The aggregate purchase price, excluding merger-related fees and expenses, was approximately $101.1 million. Upon the closing of the Merger, Multiband became a wholly owned subsidiary of Goodman Networks, and Multiband and its subsidiaries became restricted subsidiaries and guarantors under the indenture (the “Indenture”) governing the Company’s 12.125% senior secured notes due 2018 (the “Notes”) and the Company’s amended and restated senior secured revolving credit facility (the “Credit Facility”). To finance the Merger the Company, through its wholly owned subsidiary, sold an additional $100 million of Notes (the “Tack-On Notes”) under terms substantially identical to those of the $225 million aggregate principal amount of Notes issued in June 2011 (the “Original Notes”). The Company paid the remainder of the merger consideration from cash on hand. Upon completion of the Merger, the Company redeemed the Tack-On Notes in exchange for the issuance of an equivalent amount of Notes, which are classified as a long-term liability on the Company’s balance sheet upon the closing of the Merger because they mature in July 2018.

Sale of MDU Assets

On December 31, 2013, the Company sold certain assets (the “MDU Assets”) to DIRECTV MDU, LLC (“DIRECTV MDU”), and DIRECTV MDU assumed certain liabilities of the Company, related to the division of the Company’s business involved with the ownership and operation of subscription based video, high-speed internet and voice services and related call center functions to multiple dwelling unit customers, lodging and institution customers and commercial establishments, or, such assets, collectively, the MDU Assets. The operations of the MDU Assets were previously reported in the Company’s “Other Services” segment. In consideration for the MDU Assets, DIRECTV MDU paid the Company $12.5 million and additional non-cash consideration, and extended the existing Multiband/DIRECTV HSP Agreement, resulting in a four-year remaining term ending on December 31, 2017, as well as the assumption of certain liabilities.

Note 2. Summary of Significant Accounting and Reporting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in all material respects in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The accompanying unaudited consolidated financial statements have been prepared on the same basis as the financial statements for the year ended December 31, 2013.

Because certain information and footnote disclosures have been condensed or omitted, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2013, which are included in the Company’s annual report for the year ended December 31, 2013 (the “2013 Annual Report”). In management’s opinion, all normal and recurring adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been included. Management believes that the disclosures made in these unaudited consolidated financial statements are adequate to make the information not misleading. Interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year.

There have been no changes in the Company’s significant accounting policies from those that were disclosed in the Company’s 2013 Annual Report.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Key estimates for the Company include: the recognition of revenue, in particular, estimated losses on long term construction contracts, allowance for doubtful accounts; inventory valuation; asset lives used in computing depreciation and amortization; valuation of intangible assets; valuation of contingent consideration; allowance for self-insurance health care claims incurred but not reported; accounting for stock options and other equity awards, particularly related to fair value estimates; accounting for income taxes; contingencies; and litigation. While management believes that such estimates are reasonable when considered in conjunction with the financial position and results of operations taken as a whole, actual results could differ from those estimates, and such differences may be material to the consolidated financial statements.

Revenue Recognition

The Company recognizes revenue when: (i) persuasive evidence of a customer arrangement exists; (ii) the price is fixed or determinable; (iii) collectability is reasonably assured and (iv) product delivery has occurred or services have been rendered. The Company recognizes revenue as services are performed and completed.

The Company enters into contracts that require the construction and/or installation of specific units within a network system. Revenue from construction and installation contracts is recorded using the completed contract method of accounting. Under the completed contract method, revenues and costs from construction and installation projects are recognized only upon substantial completion of the project. Project costs typically include direct materials, labor and subcontractor costs, and indirect costs related to contract performance, such as indirect labor, supplies, and tools. Provisions for estimated losses on uncompleted contracts are recognized when it has been determined that a loss is probable.

The Company also enters into contracts to provide engineering and integration services related to network architecture, transformation, reliability and performance. Revenues and costs from service contracts are generally recognized at the time the services are completed under the completed performance model. Services are generally performed under master or other services agreements and are billed on a contractually agreed price per unit of service on a work order basis. The total amount of progress payments netted against contract costs on uncompleted contracts as of December 31, 2013 and March 31, 2014 was $197.9 million and $175.5 million, respectively.

Note 3. Business Combinations

Acquisition of the Custom Solutions Group of Cellular Specialties, Inc.

On February 28, 2013, the Company completed the acquisition of 100% of the assets of the Custom Solutions Group of Cellular Specialties, Inc. (“CSG”), which provides indoor and outdoor wireless DAS and Wi-Fi solutions, services, consultations and maintenance. The purchase price consists of $18.0 million in cash, earn-out payments of up to an aggregate of $17.0 million through December 31, 2015 and the assumption of certain liabilities related to the acquired business. The Company acquired CSG to expand its in-building DAS, small cell and Wi-Fi offload solutions.

The following table summarizes the consideration transferred to acquire CSG and the amounts of identified assets acquired and liabilities assumed at the acquisition date (in thousands):

Cash	$18,000
Contingent consideration	9,163
Total purchase price	27,163

Current assets (accounts receivable, inventory and other current assets)	13,568
Non-current assets	541
Intangible assets	11,720
Goodwill	8,648
Total assets acquired	34,477

Current liabilities	7,276
Non-current liabilities	38
Total liabilities assumed	7,314

Net assets acquired	$27,163

The acquisition of CSG includes a contingent consideration arrangement that requires additional consideration to be paid by the Company to CSG’s former owners based upon the financial performance of CSG over a three-year period immediately following the close of the acquisition. Amounts payable under the contingent consideration arrangement are payable annually over a three-year period. The range of undiscounted amounts the Company could pay under the arrangement is between $0 and $17.0 million. The fair value of the contingent consideration recognized on the acquisition date of $9.2 million was estimated by applying the income approach. That measure is based on significant inputs not observable in the market, which is referred to as a Level 3 input. The liability for the contingent consideration is included within accrued liabilities on the consolidated balance sheet. During the three months ended March 31, 2014, the Company recorded $0.2 million of accretion expense which is recorded within interest expense on the consolidated statement of operations.

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

As part of the purchase price, the Company determined that its separately identifiable intangible assets were its customer backlog, customer relationships, non-compete agreements and trade name. The intangible assets including goodwill were assigned to the Company’s Professional Services reporting unit. The Company used the income approach to value the identifiable intangibles, which is a Level 3 measurement. This approach calculates fair value by discounting the after-tax cash flow back to a present value. The baseline data for this analysis was the cash flow estimates used to price the transaction. Cash flows were forecasted and then discounted using a discount rate applicable to the intangible asset and reporting unit. Discount rates ranged from 18.5% to 23% and are based on the estimated weighted average cost of capital which employs an estimate of the required equity rate of return and after-tax cost of debt for the reporting unit.

The following table is a summary of the fair value estimates of the identifiable intangibles and their weighted-average useful lives:

	Estimated Useful Life (Years)	Fair Value
Intangible asset – customer backlog	0.50	$1,400
Intangible asset – customer relationships	12.00	6,610
Intangible asset – noncompete agreements	5.00	3,150
Intangible asset – trade name	1.25	560
Total intangible assets		$11,720

The Company incurred approximately $0.7 million of acquisition related costs, $0.4 million of which was recorded in selling, general and administrative costs for the three months ended March 31, 2013. No expenses related to the acquisition have been capitalized.

Acquisition of Design Build Technologies

On August 8, 2013, the Company acquired 100% the assets of Design Build Technologies, LLC (“DBT”), a former subcontractor of the Company in the southeast region of the United States, for $1.3 million in cash. The Company received certain assets, tower crews, and a non-compete agreement from the owner of DBT, who became an employee of the Company upon the close of the transaction. The addition of DBT augments Goodman Networks’ existing workforce capabilities and reduces its dependence on subcontractors.

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

Merger with Multiband

On August 30, 2013, the Company completed its acquisition of Multiband. The aggregate purchase price, excluding merger-related fees and expenses, was approximately $101.1 million. The Merger provided the Company with customer diversification, a large and talented work force and new strategic capabilities. The Company believes the Merger will allow the combined company to continue to serve its current customers, while enabling it to support emerging wireless opportunities, such as the evolution toward small cell architectures currently occurring in the telecommunications industry.

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

As part of the purchase price, the Company determined that its separately identifiable intangible assets were its customer contracts, customer relationships, customer backlog, trade name, software and right of entry contracts. The intangible assets including goodwill were assigned to two of the Company’s four reporting units, Field Services and Other. The Company used the income approach to value the identifiable intangibles, which is a Level 3 measurement. This approach calculates fair value by discounting the after-tax cash flow back to a present value. The baseline data for this analysis was the cash flow estimates used to price the transaction. Cash flows were forecasted and then discounted using a discount rate applicable to the intangible asset and reporting unit. Discount rates ranged from 9.5% to 11.5% and are based on the estimated weighted average cost of capital which employees an estimate of the required equity rate of return and after-tax cost of debt for each reporting unit.

Because the Merger was accounted for as a stock purchase, assets acquired cannot be revalued for tax purposes; accordingly, a deferred tax asset of $1.7 million was recorded at the date of the Merger for the book tax cost basis difference related to the assets.

The following table is a summary of the fair value estimates of the identifiable intangibles and their weighted-average useful lives (dollars in thousands):

	Estimated Useful Life (Years)	Fair Value
Intangible asset – customer contracts	9.0 - 10.0	$24,900
Intangible asset – customer relationships	12.0	1,100
Intangible asset – customer backlog	0.5	70
Intangible asset – trade name	5.0	3,700
Intangible asset – software	4.8	3,810
Intangible asset – right of entry contracts	2.0	60
Total intangible assets		$33,640

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

The amounts recorded for the acquired deferred taxes assets and liabilities are provisional pending receipt of the final valuations for those assets.

Pursuant to the Merger Agreement, all restricted stock and stock options held by directors and employees of Multiband as of the Merger date became fully vested. The Company recorded a charge of $1.4 million during the three months ended September 30, 2013 for the acceleration of these awards, which has been recorded in selling, general and administrative expenses.

The Company incurred approximately $3.8 million of acquisition related costs, $0 of which was recorded in selling, general and administrative costs for the three months ended March 31, 2013 and 2014. No expenses related to the acquisition have been capitalized.

Note 4. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31, 2013	March 31, 2014
Employee compensation and related costs	$31,364	$33,720
Sales and use tax payable	12,001	8,098
Accrued job loss	4,723	1,850
Accrued interest	20,826	9,931
Guarantee of indebtedness	4,000	4,000
Contingent consideration, current	3,248	6,904
Workers compensation, current	4,621	5,833
Other, current	17,621	13,620
Total accrued expenses, current	$98,404	$83,956

Contingent consideration, non-current	$7,152	$3,301
Unrecognized tax benefits	4,352	2,281
Workers compensation, non-current	7,287	5,484
Other, non-current	—	468
Total accrued expenses, non-current	$18,791	$11,534

Note 5. Notes Payable and Line of Credit

Notes payable consist of the following (in thousands):

	December 31, 2013	March 31, 2014
Senior secured notes due July 1, 2018, net of discount of $2,496 and $2,360 as of December 31, 2013 and March 31, 2014, respectively, with stated interest of 12.125%	$222,504	$222,640
Senior secured notes due July 1, 2018, including a premium of $4,642 and $4,378 as of December 31, 2013 and March 31, 2014, respectively, with stated interest of 12.125%	104,642	104,378
Ford Credit, monthly installments of $1 comprised of principal and interest, at 6.6% , through July 2016	28	25
GMAC, monthly installments of $1 comprised of principal and interest, at 2.96%, through June 2015	10	9
GMAC, monthly installments of $1 comprised of principal and interest, at 2.96%, through August 2015	12	10
Commerce Bank, see terms in note below	—	3,750
American United Life Insurance Company, see terms in note below	3,408	—
	330,604	330,812
Less: current portion	(258)	(169)
Notes payable, net of current portion	$330,346	$330,643

The terms of the Indenture require the Company to meet certain ratio tests giving effect to anticipated transactions, including borrowing debt and making restricted payments prior to entering these transactions. These ratio tests are, as defined per the Indenture, a Fixed Charge Coverage Ratio of at least 2.00 to 1.00 (which was 0.58 to 1.00 at March 31, 2014) and a Total Leverage Ratio not greater than 2.50 to 1.00 (which was 13.91 to 1.00 at March 31, 2014). The holders of the Notes granted a waiver to these covenants in conjunction with the issuance of the Tack-On Notes, and the Company has not entered into any other transaction that requires it to meet these tests as of March 31, 2014. Had the Company been required to meet these ratio tests as of March 31, 2014, the Company would not have met the Fixed Charge Coverage Ratio or the Total Leverage Ratio.

Under the terms of the Credit Facility the Company must maintain a Fixed Charge Coverage Ratio equal to at least 1.25 to 1.00 (which ratio was 1.03 to 1.00 at March 31, 2014) and a Leverage Ratio no greater than 6.00 to 1.00 (which ratio was 8.45 to 1.00 at March 31, 2014) during such time as a Triggering Event is continuing. A “Triggering Event” occurs when the Company’s undrawn availability (measured as of the last date of each month) on the Credit Facility has failed to equal at least $10 million for two consecutive months and continues until undrawn availability equals $20 million for at least three consecutive months. The Company is only required to maintain such ratios at such time that a Triggering Event is in existence. Failure to comply with such ratios during the existence of a Triggering Event constitutes an Event of Default (as defined therein) under the Credit Facility. Had the Company been required to meet these ratio tests as of March 31, 2014, the Company would not have met the Fixed Charge Coverage Ratio or the Leverage Ratio (in each case with respect to the ratio required for the fiscal quarter ending March 31, 2014).

The mortgage payable related to the Multiband headquarters building was refinanced with Commerce Bank on March 28, 2014, with an interest rate of 5.75% per annum and fifty-nine required monthly payments of principal and interest of $31,000 through March 2019.  A final payment of $2.9 million is also due in March 2019.  As additional collateral for the mortgage, Multiband Special Purpose, LLC, a wholly owned subsidiary of the Company (“MBSP”), deposited $1.0 million in the lender’s favor, which is classified as deposits and other assets on the balance sheet at March 31, 2014.

The original mortgage related to the Multiband headquarters building from American United Life Insurance Company was paid in full on March 28, 2014.  The related letter of credit issued in the lender’s favor as collateral for the mortgage by MBSP, and fully backed by a certificate of deposit held by the lender of $1.4 million, was repaid to Multiband in April 2014.

Note 6. Leases

The Company leases certain equipment under capital leases. The economic substance of these leases is that the Company is financing the acquisition of the equipment through the leases and accordingly, the equipment is recorded as an asset and the leases are recorded as liabilities.

Operating lease commitments relate primarily to rental of the facilities and equipment under non-cancellable operating lease agreements that expire at various dates through the year 2017. Rent expense for operating leases was approximately $1.9 million and $6.9 million for the three months ended March 31, 2013 and 2014, respectively.

Note 7. Fair Value Measurements

The carrying values of cash and cash equivalents, accounts receivable, costs in excess of billings on uncompleted projects, accounts payable and accrued liabilities are reflected in the consolidated balance sheet at historical cost, which is materially representative of their fair value due to the relatively short-term maturities of these assets and liabilities.

The carrying value of the capital lease obligations approximates fair value because they bear interest at rates currently available to the Company for debt with similar terms and remaining maturities.

The carrying value and fair value of the Notes as of March 31, 2014 were $327.0 million and $346.1 million, respectively. Fair value for the Notes is a Level 2 measurement and has been based on the over-the-counter market trading price as of March 31, 2014.

The Company has certain contingent liabilities related to the DBT and CSG acquisitions. The Company adjusts these liabilities to fair value at each reporting period. The Company values contingent consideration related to acquisitions on a recurring basis using Level 3 inputs such as forecasted net revenue and earnings before interest, taxes, depreciation and amortization, and discount rates. The liability related to these contingent consideration arrangements was $10.2 million as of March 31, 2014.

Note 8. Share-Based Compensation and Warrants

Share-Based Compensation

The following table summarizes stock option activity under the 2008 Long-Term Incentive Plan and the 2000 Equity Incentive Plan for the three months ended March 31, 2014:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
	Options	Exercise Price	Life (Years)
Outstanding at December 31, 2013	548,566	$58.22
Granted	—	—
Exercised	—	—
Outstanding at March 31, 2014	548,566	$58.22	7.50

Exercisable at March 31, 2014	352,061	$45.10	6.74

The fair values of option awards granted during the periods presented were estimated at the grant date using a Black-Scholes option pricing model with the following assumptions:

	2013	2014
Expected volatility	54.06% - 55.44%	n/a
Risk-free interest rate	0.91% - 1.10%	n/a
Expected life (in years)	5.19 - 6.00	n/a
Expected dividend yield	0.00%	n/a

The weighted average grant date fair value for the options granted in the quarter ended March 31, 2013 was $41.75. The Company did not grant any stock options in the three months ended March 31, 2014.

As of March 31, 2014, there were approximately $7.0 million of unrecognized compensation costs related to non-vested stock options. These costs are expected to be recognized over a remaining weighted average vesting period of 0.9 years.

The compensation expense recognized for outstanding share-based awards for the three months ended March 31, 2013 and 2014 was $1.3 million and $1.0 million, respectively.

Warrants

In October 2010, the Company issued warrants to purchase 160,408 shares of its common stock at an exercise price of $1.00 per share, which expire in May 2020, in connection with (1) the issuance of subordinated notes payable to a shareholder in April and May of 2010 and (2) the execution of the First Amendment to the Fifth Amended and Restated Shareholders’ Agreement, dated June 23, 2011, as amended. The fair value of the warrants was recorded as a discount on the subordinated notes payable. During June 2011, the shareholder and holder of the warrants sold 117,050 of those warrants to the Company for $7.5 million. The remaining warrant to purchase 43,358 shares was outstanding and exercisable as of March 31, 2014. In April 2014, all 43,358 outstanding warrants were exercised. In connection with the exercise of the warrants, the Company issued 43,358 shares of common stock and received proceeds of $43,358.

Note 9. Related Party Transactions

The Company had approximately $50,000 in a non-interest bearing advance due from a founding shareholder of the Company as of December 31, 2013 and March 31, 2014. Scheduled repayments are made through payroll deductions.

The Company uses a ranch owned by certain shareholders to entertain employees and customers. For the use of the ranch, the Company paid and expensed $13,000 per month during the three months ended March 31, 2013 and 2014.

In February 2013, Multiband commenced business with Fowler Wind Energy LLC (Fowler), a company that is partially owned (70.0%) by J. Basil Mattingly, a Vice President of Multiband. The Company provides wind tower labor to Fowler. Revenue recognized under the Company’s contract with Fowler was $0 million for the three months ended March 31, 2014. At December 31, 2013 and March 31, 2014, Fowler owed the Company $1.0 million and $0.5 million, respectively, which is included in accounts receivable, net in the accompanying consolidated balance sheet.

The Company leases offices located at 2000 44th Street SW, Fargo, ND 58013. The base rate is $22,000 per month through March 31, 2014. The property is owned in part by David Ekman, Chief Information Officer of Multiband.

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

See Note 11 – Commitments and Contingencies for other transactions among related parties.

Note 10. Employee Benefit Plan

The Company sponsors a 401(k) retirement savings plan for its employees. Eligible employees are allowed to contribute a portion of their compensation, not to exceed a specified contribution limit imposed by the Internal Revenue Code. The Company provides for matching employee contributions equal to 50% on the first 8% of each participant’s compensation. Employer contributions during were $0.7 million and $0.9 million for the three months ended March 31, 2013 and 2014, respectively.

One of the Company’s 401(k) plans allows for a discretionary profit sharing contribution. The Company did not make a profit sharing contribution for the three months ended March 31, 2013 or 2014.

Note 11. Commitments and Contingencies

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

Concentration of Credit Risk

A significant portion of the Company’s revenue is derived from three significant customers. The following table reflects the percentage of total revenue from those customers for the three months ended March 31, 2013 and 2014:

	Three Months Ended March 31,
	2013	2014
Subsidiaries of AT&T Inc.	85.7%	61.2%
DIRECTV	0.0%	21.6%
Alcatel-Lucent	8.0%	4.2%
Other	6.3%	13.0%

Amounts due from these significant customers at December 31, 2013 and March 31, 2014 are as follows (in thousands):

	December 31, 2013	March 31, 2014
Subsidiaries of AT&T Inc.	$70,426	$45,162
DIRECTV	10,699	10,868
Alcatel-Lucent	8,211	4,351
	$89,336	$60,381

A loss of any of these customers would have a material adverse effect on the financial condition of the Company.

Indemnities

The Company generally indemnifies its customers for services it provides under its contracts which may subject the Company to indemnity claims, liability and related litigations. As of December 31, 2013 and March 31, 2014, the Company was not aware of any material asserted or unasserted claims in connection with these indemnity obligations.

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

The Company’s exposure with respect to the letter of credit is supported by a reimbursement agreement from the related party, secured by a pledge of assets and stock of the related party. As of December 31, 2011, the Company concluded that it will likely be required to perform for the full exposure under the guarantee, and therefore, recorded a liability in the amount of $4.0 million as other operating expense and accrued liabilities in the Company’s consolidated financial statements for the fourth quarter of 2011. This guarantee liability for the full amount of $4.0 million remains in accrued liabilities as of March 31, 2014.

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

Legal proceedings involving the U.S. Department of Labor

In December 2009, the U.S. Department of Labor sued various individuals that are either stockholders, directors, trustees and/or advisors to DirecTECH Holding Company, Inc., or DTHC, and its Employee Stock Ownership Plan. Multiband was not named in this complaint. In May 2011, three of these individuals settled the complaint with the U.S. Department of Labor (upon information and belief, a portion of this settlement was funded by the individuals’ insurance carrier) in the approximate amount of $8.6 million and those same individuals have filed suit against Multiband for reimbursement of certain expenses. The basis for these reimbursement demands are certain corporate indemnification agreements that were entered into by the former DTHC operating subsidiaries and Multiband. Two of those defendants had their claims denied during the second quarter of 2012, in a summary arbitration proceeding. This denial was appealed and the summary judgment award was overturned by a federal court judge in February 2013. Multiband appealed the federal court’s decision to the Sixth Circuit Court of Appeals. In January 2014, the Sixth Circuit Court of Appeals reversed the decision and reinstated the arbitration award granting summary judgment to Multiband. In April 2014, the individuals filed a writ to appeal the matter to the United States Supreme Court.

Note 12. Income Taxes

The Company’s effective tax rate for the three months ended March 31, 2013 and 2014 was 36.2% and 0.5%, respectively. In determining the quarterly provision for income taxes, management uses an actual year to date effective tax rate. The effect of significant discrete items is separately recognized in the quarter in which such items occur. Significant factors that could affect the annual effective tax rate include management’s assessment of certain tax matters, the location and amount of taxable earnings, changes in certain non-deductible expenses and expected credits.

In the first quarter of 2014, the Company received a “no change” notice from the Internal Revenue Service related to the tax period ended 2011 audit of Multiband and therefore released $2.1 million of related reserves for uncertain tax positions. The release of these reserves was recorded as a reduction of net operating losses. The statute of limitations will expire for $2.3 million of the Company’s reserves for uncertain tax positions within the next nine months.

Note 13. Segments

Prior to the merger with Multiband, the Company operated its business in two segments: Professional Services (PS) and Infrastructure Services (IS). Subsequent to the merger with Multiband, the Company began operating its business in two additional segments: Field Services (FS) and Other Services (Other). The Professional Services segment provides customers with highly technical services primarily related to installing, testing, and commissioning and decommissioning of core, or central office, equipment of wireless carrier networks from a variety of vendors. The Infrastructure Services segment provides program management services of field projects necessary for deploying, upgrading, and maintaining wireless networks. The Field Services segment generates revenue from the installation, upgrade and maintenance of DIRECTV satellite television systems. The Other Services segment was comprised of the Company’s multi-dwelling unit and energy, engineering and construction (“EE&C”) services lines of business.

On December 31, 2013, the Company sold certain assets to DIRECTV MDU, and DIRECTV MDU assumed certain liabilities of the Company, related to the division of the Company’s business involved with the ownership and operation of subscription based video, high-speed internet and voice services and related call center functions to multiple dwelling unit customers, lodging and institution customers and commercial establishments (such assets are collectively referred to as the “MDU Assets”). The operations of the MDU Assets were previously reported in the Company’s Other Services segment. In addition, in the first quarter of 2014, the Company integrated the EE&C line of business with the Infrastructure Services and Professional Services segments, and as a result the Company no longer has an Other Services segment.

There were no material intersegment transfers or sales during the periods presented. Selected segment financial information for the three months ended March 31, 2013 and 2014 are presented below (in thousands):

	Three Months Ended March 31, 2013
	PS	IS	FS	Corporate	Total
Revenues	$20,084	$131,116	$—	$—	$151,200
Cost of revenues	16,989	108,972	—	—	125,961
Gross profit	$3,095	$22,144	$—	—	25,239
Selling, general and administrative expenses				24,854	24,854
Operating income					385
Interest expense				7,911	7,911
Loss before income taxes					(7,526)
Income tax benefit				(2,724)	(2,724)
Net loss					$(4,802)

	Three Months Ended March 31, 2014
	PS	IS	FS	Corporate	Total
Revenues	$22,197	$174,626	$59,768	$—	$256,591
Cost of revenues	21,242	146,208	55,754	—	223,204
Gross profit	$955	$28,418	$4,014	—	33,387
Selling, general and administrative expenses				32,070	32,070
Operating income					1,317
Other income				(31)	(31)
Interest expense				11,687	11,687
Loss before income taxes					(10,339)
Income tax benefit				(51)	(51)
Net loss					$(10,288)

Asset information is evaluated by management at the corporate level and is not available by reportable segment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The terms “we,” “us” and “our” as used in this Quarterly Report on Form 10-Q (this “Report”) refer to Goodman Networks Incorporated and its directly and indirectly owned subsidiaries on a consolidated basis; references to “Goodman Networks” or our “Company” refer solely to Goodman Networks Incorporated and references to “Multiband” refer to our subsidiary, Multiband Corporation.

The following discussion and analysis summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and cash flows as of and for the periods presented below. The following discussion and analysis should be read in conjunction with (i) the accompanying unaudited consolidated financial statements and notes thereto for the three months ended March 31, 2013 and 2014, and with our consolidated financial statements and notes thereto for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K (the “2013 Annual Report”) and (ii) the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2013 Annual Report.

Forward-Looking Statements

Certain statements contained in this Report are not statements of historical fact and are forward-looking statements. These forward-looking statements are included throughout this Report, including the sections entitled “Risk Factors,” “Quantitative and Qualitative Disclosures About Market Risk,” and this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and relate to matters such as our industry, business strategy, goals and expectations concerning our market position, future operations, revenues, margins, profitability, capital expenditures, liquidity and capital resources and other financial and operating information. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “would,” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. We have based these forward-looking statements on our current assumptions, expectations and projections about future events.

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

For a more detailed discussion of these and other factors that may affect our business and that could cause the actual results to differ materially from those anticipated in these forward-looking statements, see “Risk Factors” in this  Report and the 2013 Annual Report. We caution that the foregoing list of factors is not exclusive, and new factors may emerge, or changes to the foregoing factors may occur, that could impact our business. All subsequent written and oral forward-looking statements concerning our business attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements above. We do not undertake any obligation to update any forward-looking statement, whether written or oral, relating to the matters discussed in this Report except to the extent required by applicable securities laws.

Overview

We are a leading national provider of end-to-end network infrastructure and professional services to the wireless telecommunications industry. Our wireless telecommunications services span the full network lifecycle, including the design, engineering, construction, deployment, integration, maintenance, and decommissioning of wireless networks. We perform these services across multiple network infrastructures, including traditional cell towers as well as next generation small cells and distributed antenna systems, or DAS. We also serve the satellite television industry by providing onsite installation, upgrade and maintenance of satellite television systems to both the residential and commercial markets customers. These highly specialized and technical services are critical to the capability of our customers to deliver voice, data and video services to their end users.

We operate from a broad footprint, having provided services during 2013 in all 50 states. As of March 31, 2014, we employed over 4,900 people, including approximately 2,500 technicians and 530 engineers, and operated 62 regional offices and warehouses. During the year ended December 31, 2013, we completed over 65,000 telecommunications projects and fulfilled over 1.5 million satellite television installations, upgrade or maintenance work orders. We have established strong, long-standing relationships with Tier-1 wireless carriers and original telecommunications equipment manufacturers, or OEMs, including AT&T Mobility, LLC, or AT&T, Alcatel-Lucent USA Inc., or Alcatel-Lucent, Sprint/United Management Company, or Sprint, as well as DIRECTV. Over the last few years, we have diversified our customer base within the telecommunications industry by leveraging our long-term success and reputation for quality to win new customers such as Nokia Solutions and Networks B.V., or NSN, T-Mobile International AG, or T-Mobile, and Verizon Wireless. We generated nearly all of our revenues over the past several years under master service agreements, or MSAs, that establish a framework, including pricing and other terms, for providing ongoing services. We believe our long-standing relationships with our largest customers, which are governed by MSAs that historically have been renewed or extended, provide us with high visibility to our future revenue. During 2013, we also provided small cell or DAS services to over 100 enterprises including higher education institutions, stadiums for professional and collegiate sports events, hotels and resorts, major retailers, hospitals and government agencies.

Significant Transactions

Merger with Multiband Corporation

On August 30, 2013, we completed a merger with Multiband Corporation, or Multiband, pursuant to which Multiband became a wholly owned subsidiary of Goodman Networks. The aggregate purchase price, excluding merger-related fees and expenses, was approximately $101.1 million. Upon the closing of the merger, Multiband and its subsidiaries became restricted subsidiaries and guarantors under the indenture, or the Indenture, governing the Company’s 12.125% senior secured notes due 2018, or the notes, and the Company’s amended and restated senior secured revolving credit facility, or the Credit Facility. To fund the merger with Multiband, the Company sold an additional $100 million of senior secured notes due 2018, or the tack-on notes, under terms substantially identical to the $225 million in aggregate principal amount of notes issued in June 2011, or the original notes. The Company paid the remainder of the merger consideration from cash on hand.

Disposition of the MDU Assets

On December 31, 2013, the Company sold certain assets to DIRECTV MDU, LLC, or DIRECTV MDU, and DIRECTV MDU assumed certain liabilities of the Company, related to the division of the Company’s business involved with the ownership and operation of subscription based video, high-speed internet and voice services and related call center functions to multiple dwelling unit customers, lodging and institution customers and commercial establishments, or, such assets, collectively, the MDU Assets. The operations of the MDU Assets were previously reported in the Company’s Other Services segment. In consideration for the MDU Assets, DIRECTV MDU paid the Company $12.5 million and additional non-cash consideration, and extended the existing Multiband/DIRECTV HSP Agreement, resulting in a four-year remaining term ending on December 31, 2017, as well as the assumption of certain liabilities.

Acquisition of Design Build Technologies

On August 8, 2013, we acquired the assets of Design Build Technologies, LLC, or DBT, one of our former subcontractors in the southeast region of the United States, for $1.3 million in cash, together with earn-out payments of up to an aggregate of $0.9 million over a period of 18 months. We received certain assets, tower crews, and non-compete agreements from the owner of DBT, who became an employee of our Company upon the close of the transaction.

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

Field Services. Our Field Services segment provides installation and maintenance services to DIRECTV, commercial customers and a provider of internet wireless service primarily to rural markets. Our wholly owned subsidiary Multiband, which we acquired in August 2013, fulfilled over 1.5 million satellite television installation, upgrade or maintenance work orders during 2013 for DIRECTV, which represented 27.6% of DIRECTV’s outsourced work orders for residents of single-family homes during 2013. We were the second largest DIRECTV in-home installation provider in the United States for the year ended December 31, 2013.

In the first quarter of 2014, we integrated our Engineering, Energy & Construction line of business with our Infrastructure Services and Professional Services segments, and as a result no longer have an Other Services segment.

Customers

For the year ended December 31, 2013, we provided services to customers across 47 states. Following our acquisition of Multiband, we began providing services to DIRECTV. The vast majority of our revenues were related to our MSAs with a subsidiary of AT&T Inc. and Alcatel-Lucent. For the years ended December 31, 2011, 2012 and 2013 and the three months ended March 31,

2014, subsidiaries of AT&T Inc., Alcatel-Lucent and DIRECTV combined to provide 99.1%, 96.3%, 87.3% and 87.0% of our revenues, respectively.

AT&T

We provide site acquisition, construction, technology upgrades, Fiber to the Cell and maintenance services for AT&T Mobility, LLC, or AT&T, at cell sites in 9 of 31 distinct AT&T markets, or Turf Markets, as the sole, primary or secondary vendor, pursuant to a multi-year MSA that we entered into with AT&T and have amended and replaced from time to time. We refer to our MSAs with AT&T related to its turf program collectively as the “Mobility Turf Contract.” We have generated an aggregate of approximately $2.56 billion of revenue from subsidiaries of AT&T Inc. collectively for the period from January 1, 2009 through March 31, 2014.

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

DIRECTV

With the acquisition of Multiband, DIRECTV became our second largest customer. The relationship between Multiband and DIRECTV has lasted for over 17 years and is essential to the success of our Field Services segment. We are one of three in-home installation providers that DIRECTV utilizes in the United States, and during the year ended December 31, 2013, Multiband performed 27.6% of all DIRECTV’s outsourced installation, upgrade and maintenance activities. Our contract with DIRECTV has a term expiring on December 31, 2017, and contains an automatic one-year renewal. Until December 31, 2013, we also provided customer support and billing services to certain of DIRECTV’s customers through our Other Services segment pursuant to a separate arrangement.

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

Sprint

In May 2012 we entered into an MSA with Sprint to provide decommissioning services for Sprint’s iDEN (push-to-talk) network. We are removing equipment from Sprint’s network that is no longer in use and restoring sites to their original condition. For the years ended December 31, 2012 and 2013 and for the three months ended March 31, 2014, we recognized $11.9 million, $34.0 million and $15.4 million of revenue, respectively, related to the services we provide for Sprint.

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

Estimated Backlog

We refer to the amount of revenue we expect to recognize over the next 18 months from future work on uncompleted contracts, including MSAs and work we expect to be assigned to us under MSAs, and based on historical levels of work under such MSAs and new contractual agreements on which work has not begun, as our “estimated backlog.” We determine the amount of estimated backlog for work under MSAs based on historical trends, anticipated seasonal impacts and estimates of customer demand based upon communications with our customers. Our 18-month estimated backlog as of March 31, 2014 was $1.8 billion, including $0.4 billion of estimated backlog from DIRECTV. We expect to recognize approximately $0.9 billion of our estimated backlog in the nine months ended December 31, 2014. The vast majority of estimated backlog as of March 31, 2014 originated from multi-year customer relationships, primarily with AT&T, DIRECTV and Alcatel-Lucent.

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

Our revenues fluctuate as a result of the timing of the completion of our projects and changes in the capital expenditure and maintenance budgets of our customers, which may be affected by overall economic conditions, consumer demands on telecommunications and satellite television providers, the introduction of new technologies, the physical maintenance needs of our customers’ infrastructure and the actions of the government, including the Federal Communications Commission and state agencies. A significant portion of our revenues and costs in our Infrastructure Services segment are recognized during the fourth quarter of each year as we complete the most contracts in that segment during such time. See “Seasonality,” herein.

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

The following table presents our gross deferred revenue and deferred cost balances as of December 31, 2013 and March 31, 2014, which have been presented net on a project basis in the accompanying financial statements (in thousands):

	December 31, 2013	March 31, 2014
Deferred revenue (gross)	$(197,854)	$(175,477)
Deferred cost (gross)	251,421	275,949
Net deferred cost / (deferred revenue)	$53,567	$100,472

Costs in excess of billings on uncompleted projects	$100,258	$128,984
Billings in excess of costs on uncompleted projects	(46,691)	(28,512)
Net deferred cost / (deferred revenue)	$53,567	$100,472

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

For our Field Services segment, cost of revenues consists primarily of salaries for technicians, fleet expenses, cost of installation materials used in the field projects and subcontractor expenses.

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

Results of Operations

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2014

The following table sets forth information concerning our operating results by segment for the three months ended March 31, 2013 and 2014 (in thousands).

	Three Months Ended March 31,
	2013		2014
		Percentage of		Percentage of
	Amount	Total Revenue	Amount	Total Revenue	Change ($)	Change (%)
Revenues:
Professional Services	$20,084	13.3%	$22,197	8.7%	$2,113	10.5%
Infrastructure Services	131,116	86.7%	174,626	68.1%	43,510	33.2%
Field Services	-	-	59,768	23.3%	59,768	n/a
Total revenues	151,200	100.0%	256,591	100.0%	105,391	69.7%
Cost of revenues:
Professional Services	16,989	11.2%	21,242	8.3%	4,253	25.0%
Infrastructure Services	108,972	72.1%	146,208	57.0%	37,236	34.2%
Field Services	-	-	55,754	21.7%	55,754	n/a
Total cost of revenues	125,961	83.3%	223,204	87.0%	97,243	77.2%
Gross profit:
Professional Services	3,095		955		(2,140)	(69.1)%
Infrastructure Services	22,144		28,418		6,274	28.3%
Field Services	-		4,014		4,014	n/a
Total gross profit	25,239		33,387		8,148	32.3%

Gross margin as percent of segment revenues:
Professional Services	15.4%		4.3%
Infrastructure Services	16.9%		16.3%
Field Services	-		6.7%
Total gross margin	16.7%		13.0%

Selling, general and administrative expenses	24,854	16.4%	32,070	12.5%	7,216	29.0%
Operating income	385	0.3%	1,317	0.5%	932	242.1%
Other income	-	-	(31)	(0.0)%	(31)	n/a
Interest expense	7,911	5.2%	11,687	4.6%	3,776	47.7%
Loss before income taxes	(7,526)	(5.0)%	(10,339)	(4.0)%	(2,813)	37.4%
Income tax benefit	(2,724)	(1.8)%	(51)	(0.0)%	2,673	(98.1)%
Net loss	$(4,802)	(3.2)%	$(10,288)	(4.0)%	$(5,486)	114.2%

Revenues

We recognized total revenues of $256.6 million for the three months ended March 31, 2014, compared to $151.2 million for the three months ended March 31, 2013, representing an increase of $105.4 million, or 69.7%. Our aggregate revenue from subsidiaries of AT&T Inc., a majority of which was earned through our Infrastructure Services segment, was $156.9 million for the three months ended March 31, 2014, compared to $129.5 million in the same period of 2013. In addition to the Multiband revenues of $61.1 million which were not included in our results for the first quarter of 2013 and CSG revenues of $9.7 million which were only included in our results for the first quarter of 2013 beginning February 28, 2013, a significant amount of our revenue increase was due to increased volume of services provided to subsidiaries of AT&T Inc.

Revenues for the Professional Services segment increased $2.1 million, or 10.5%, to $22.2 million in the three months ended March 31, 2014 from $20.1 million in the same period of 2013. The acquisition of CSG contributed revenues of $9.7 million in the three months ended March 31, 2014 as compared to $5.2 million for the comparable period in 2013. Excluding the CSG revenues, our Professional Services revenues declined $2.4 million, or 16.1%. This decrease was primarily due to decreased volume of services provided to Alcatel-Lucent. Our aggregate revenue from Alcatel-Lucent for the three months ended March 31, 2014 was $10.8 million compared to $12.1 million in the same period of 2013. We expect our aggregate revenues from the Alcatel-Lucent Contract to continue to decline in future periods, correlative with the decline in contractual minimum levels of services described above.

Revenues for the Infrastructure Services segment increased by $43.5 million, or 33.2%, to $174.6 million for the three months ended March 31, 2014 from $131.1 million in the same period of 2013. The increase was primarily due to an increase in the scope and volume of services provided to AT&T under the Mobility Turf Contract.  While we expect continued growth in our

Infrastructure Services segment, it is unlikely that it will continue to grow at the rate it did in the three months ended March 31, 2014 when compared to the three months ended March 31, 2013.

The Field Services segment did not exist prior to the merger with Multiband. The Field Services segment contributed revenues of $59.8 million for the three months ended March 31, 2014.

Cost of Revenues

Our cost of revenues for the three months ended March 31, 2014, of $223.2 million increased $97.2 million, or 77.2%, as compared to $126.0 million for the three months ended March 31, 2013, and occurred during a period when revenues increased 69.7% from the comparative period. Cost of revenues represented 83.3% and 87.0% of total revenues for the three months ended March 31, 2013 and 2014, respectively.

Cost of revenues for the Professional Services segment increased $4.2 million to $21.2 million for the three months ended March 31, 2014 from $17.0 million for the same period of 2013. The operation of the assets acquired in the acquisition of CSG contributed cost of revenues of $8.6 million during the three months ended March 31, 2014 as compared to $4.1 million for the comparable period in 2013. Excluding CSG cost of revenues, our Professional Services cost of revenues declined $0.3 million, or 2.3%. This decrease was primarily related to a reduction of project workload under the Alcatel-Lucent Contract. Cost of revenues for the Professional Services segment increased 25.0% due to revenue mix changes, schedule changes from Alcatel-Lucent and also the operational integration costs of CSG. During this period, revenues for the Professional Services segment increased by 10.5% from the comparative period.

Cost of revenues for the Infrastructure Services segment increased $37.2 million to $146.2 million for the three months ended March 31, 2014 from $109.0 million for the same period of 2013 or 34.1%.  This is primarily related to the 33.2% increase in revenue for the Infrastructure Services segment compared to same quarter prior year.

The Field Services segment did not exist prior to the merger with Multiband. Cost of revenues for the Field Services segment was of $55.8 million for the three months ended March 31, 2014.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2014 were $32.0 million as compared to $24.9 million for the same period of 2013, representing an overall increase of $7.2 million, or 29.0%. The increase during the period is primarily attributable to (i) $1.1 million of amortization expense related to intangible assets acquired in the CSG and Multiband acquisitions, (ii) an increase of $4.5 million in employee related costs primarily due to increased headcount of 59 employees (excluding Multiband employees) and (iii) $4.6 million of other selling, general and administrative charges related to Multiband that were not included in our results prior to the merger with Multiband, all of which was partially offset by a $4.1 million reduction in professional services primarily related to restatement related charges incurred in the first quarter of 2013 that did not recur in 2014.

Interest Expense

Interest expense for the three months ended March 31, 2014 and 2013, was $11.7 million and $7.9 million, respectively. This increase is primarily attributable to the issuance of the tack-on notes on June 13, 2013.

Income Tax Expense

As a result of the loss before taxes and a decrease in our effective tax rate, we recorded income tax benefit of $0.1 million for the three months ended March 31, 2014, compared to a benefit of $2.7 million for the same period of 2013. During the first quarter of 2014 we recorded a valuation allowance against net operating losses generated from our results of operations.  Our effective income tax rate was 0.5% and 36.2% for the three months ended March 31, 2014 and 2013, respectively.

In the first quarter of 2014, we received a “no change” notice from the Internal Revenue Service related to the tax period ended 2011 audit of Multiband and therefore released $2.1 million of related reserves for uncertain tax positions. The release of these reserves was recorded as a reduction of net operating losses. The statute of limitations will expire for $2.3 million of our reserves for uncertain tax positions within the next nine months.

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

Our primary sources of liquidity are currently cash flows from continuing operations, funds available under our Credit Facility with PNC Bank, National Association, or PNC Bank, and our cash balances. We had $59.4 million and $33.8 million of cash on hand at December 31, 2013 and March 31, 2014, respectively. The Credit Facility permits us to borrow up to $50.0 million, subject to a borrowing base calculation and the compliance with certain covenants described below. As of March 31, 2014, our borrowing base amount under the Credit Facility was $50.0 million. We had $45.5 million and $42.1 million of borrowing capacity available under our Credit Facility as of March 31, 2013 and 2014, respectively.

We anticipate that our future primary liquidity needs will be for working capital, capital expenditures, debt service and any strategic acquisitions or investments that we make. We evaluate opportunities for strategic acquisitions and investments from time to time that may require cash and may consider opportunities to either repurchase outstanding debt or repurchase outstanding shares of our common stock in the future. We may also fund strategic acquisitions or investments with the proceeds from equity or debt issuances. In addition, during 2013 and the three months ended March 31, 2014 we spent approximately $1.1 million and $0.8 million, respectively, in contributions to charitable and religious organizations. We intend to make similar contributions in the future as we believe such contributions reflect our core values.  We believe that, based on our cash balance, the availability we expect under the Credit Facility and our expected cash flow from operations, we will be able to meet all of our financial obligations for the next twelve months.

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

Our Infrastructure Services revenues are primarily from fixed-unit price projects and are recognized under the completed contract method of accounting, and we bill for our services as we complete certain billing milestones contained in the contract. Our collection terms are generally one percent if paid in twenty days, net sixty days for AT&T and net sixty days for Alcatel-Lucent. Our Mobility Turf Contract allows AT&T to retain 10% of the amount due, on a per site basis, until the job is completed. For certain customers, including AT&T, we maintain inventory to meet the requirements for materials under the contracts. Occasionally, certain customers pay us in advance for a portion of the materials we purchase for their projects, or allow us to pre-bill them for materials purchases up to specified amounts. Our agreements with material providers usually allow us to pay them within 45 days of delivery. Our agreements with subcontractors usually have terms of 60 days. As of March 31, 2014, we had $(2.8) million in working capital, defined as current assets (excluding cash) less current liabilities, as compared to $(13.1) million in working capital at December 31, 2013.

In May 2014, we entered into an AT&T-sponsored vendor finance program with Citibank, N.A. that we expect will reduce the collection cycle time on AT&T invoices. This program eliminates the one percent discount offered to AT&T for twenty-day payment terms. We expect this change to have a positive effect on working capital as well as a favorable change to gross profit for the Infrastructure Services segment. Our election to move to this program does, however, cause AT&T receivables to be removed from the borrowing base calculation under the Credit Facility. While the stated credit limit on the Credit Facility remains at $50 million, we expect the net availability under the Credit Facility to decline compared to historical levels as a result of the elimination of the AT&T receivables from the borrowing base calculation.

Our Field Services segment earns revenue through installations and maintenance services provided to DirecTV. A large portion of the inventory for Field Services is purchased from DirecTV under thirty day payment terms. The FS segment is paid by Direct TV for its services on a weekly basis approximately two weeks after the work is completed.  The weekly payment received includes a reimbursement for certain inventory used during the installation process.

The following table presents selected cash flow data for the three months ended March 31, 2013 and 2014 (in thousands).

	Three Months Ended March 31,
	2013	2014
Net cash used in operating activities	$(37,059)	$(30,633)
Net cash used in investing activities	(18,339)	(2,002)
Net cash provided by (used in) financing activities	(5,216)	6,969
Decrease in cash	$(60,614)	$(25,666)

Operating activities

Cash flow provided by or used in operations is primarily influenced by demand for our services, operating income and the type of services we provide, but can also be influenced by working capital needs such as the timing of customer billing, collection of receivables and the settlement of payables and other obligations. Working capital needs historically have been higher from April through October due to the seasonality of our business. Conversely, a portion of working capital assets has historically been converted to cash in the first quarter. In the first quarter of 2014 we experienced an accelerated level of activity due to an increase of projects starting.

Net cash used in operating activities decreased by $6.5 million to $30.6 million for the three months ended March 31, 2014, as compared to the same period in 2013. This change is primarily related to collections on accounts receivables and the receipt of an income tax receivable of $13.0 million, partially offset by an increase in interest paid of $6.2 million. In the first quarter of 2014, our cash flow used in operating activities included our semi-annual interest payment on the Notes which amounted to $19.7 million and an increase in our costs in excess of billings on uncompleted projects of $28.7 million from $100.3 million at December 31, 2013 to $129.0 million at March 31, 2014 of which we expect to invoice and collect a substantial portion in the second quarter of 2014.

Investing activities

Net cash used in investing activities decreased by $16.3 million to $2.0 million for the three months ended March 31, 2014 as compared to the same period in 2013 primarily related to our acquisition of CSG in the first quarter of 2013.

Financing activities

Net cash provided by financing activities increased by $12.2 million to $7.0 million for the three months ended March 31, 2014 as compared to the same period in 2013. The change was driven primarily by net borrowings on our line of credit of $3.4 million in the first quarter of 2014, compared to our repurchase of common stock for $5.0 million in the first quarter of 2013.

Material Covenants under our Indenture and Credit Facility

We are subject to certain incurrence and maintenance covenants under the Indenture and the Credit Facility, as described below.

Applicable Test
Applicable Ratio	Indenture	Credit Facility
Fixed Charge Coverage Ratio	At least 2.00 to 1.00	At least 1.25 to 1.00 beginning 4/1/14
Leverage Ratio	No more than 2.50 to 1.00	No more than: 6.00 to 1.00 on and after 1/1/14 5.50 to 1.00 on and after 7/1/14 5.00 to 1.00 on and after 1/1/15

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

Under the Credit Facility, “Fixed Charge Coverage Ratio” and “Leverage Ratio” are defined as follows:

“Fixed Charge Coverage Ratio” means the ratio of (a) EBITDA plus fees, costs and expenses incurred in connection with the Recapitalization minus unfinanced capital expenditures made during such period but only to the extent made after the occurrence of the most recent Triggering Event; to (b) all senior debt payments made during such period plus cash taxes paid during such period plus all cash dividends paid during such period, but only to the extent paid after the occurrence of the most recent Triggering Event. We are not required to comply with the Fixed Charge Coverage Ratio until the occurrence of a Triggering Event that is continuing.

“Leverage Ratio” means the ratio of (a) funded debt of the Company to (b) EBITDA for the trailing twelve months ending as of the last day of such fiscal period. We are not required to comply with the Leverage Ratio until the occurrence of a Triggering Event that is continuing.

We previously referred to Consolidated EBITDA as “Adjusted EBITDA” throughout our external communications, however in this Quarterly Report and our external communications we now refer to Consolidated EBITDA as “Consolidated EBITDA.” These financial measures and the related ratios described above are not calculated in accordance with generally accepted accounting principles, or GAAP, and are presented below for the purpose of demonstrating compliance with our debt covenants.

Applicability of Covenants

As described in more detail below, compliance with such ratios is only required upon the incurrence of debt or the making of a restricted payment, as applicable. If we are permitted to incur any debt or make any restricted payment under the Indenture, we will be permitted to incur such debt or make such restricted payment under the Credit Facility.

Under the Indenture, if we do not meet a Fixed Charge Coverage Ratio of at least 2.00 to 1.00, we may not consummate any of the following transactions:

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

Under the terms of the Credit Facility, we must maintain a Fixed Charge Coverage Ratio equal to at least 1.25 to 1.00 (which ratio was 1.03 to 1.00 at March 31, 2014) and a Leverage Ratio no greater than as described in the table above (which ratio was 8.45 to 1.00 at March 31, 2014) during such time as a Triggering Event is continuing. A “Triggering Event” occurs when our undrawn availability (measured as of the last date of each month) on the Credit Facility has failed to equal at least $10 million for two consecutive months and continues until our undrawn availability equals $20 million for at least three consecutive months. We are only required to maintain such ratios at such time that a Triggering Event is in existence. Failure to comply with such ratios during the existence of a Triggering Event constitutes an Event of Default (as defined therein) under the Credit Facility. Had we been required to meet these ratio tests as of March 31, 2014, we would have met the Fixed Charge Coverage Ratio or the Leverage Ratio (in each case with respect to the ratio required for the fiscal quarter ending March 31, 2014).

Under the terms of the Indenture, we are required to meet certain ratio tests giving effect to anticipated transactions, including borrowing debt and making restricted payments prior to entering these transactions. Under the Indenture, these ratio tests include a Fixed Charge Coverage Ratio of at least 2.00 to 1.00 (which ratio was 0.58 to 1.00 at March 31, 2014) and a Total Leverage Ratio not greater than 2.50 to 1.00 (which ratio was 13.91 to 1.00 at March 31, 2014). Excluding the merger with Multiband, with respect to which holders of the notes waived compliance with both ratios pursuant to the Consent Letter, we have not entered into any transaction that requires us to meet these tests as of March 31, 2014. Had we been required to meet these ratio tests as of March 31, 2014, we would not have met the Fixed Charge Coverage Ratio or the Total Leverage Ratio.

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

We present Consolidated EBITDA because certain covenants in the Indenture that affect our ability to incur additional indebtedness as well as to enter into certain other transactions are calculated based on Consolidated EBITDA. Consolidated EBITDA adjusts EBITDA to eliminate the impact of certain items, including: (i) share-based compensation (non-cash portion); (ii) certain professional and consultant fees identified in the Indenture; (iii) severance expense (paid to certain senior level employees); (iv) amortization of debt issuance costs; (v) restatement fees and expenses; (vi) a tax gross-up payment made to the Company’s Chief Executive Officer to cover his tax obligation for an award of common stock and (vii) transaction fees and expenses related to acquisitions, the making of certain permitted investments, the issuance of equity or the incurrence of permitted debt.

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

The following table reconciles our net income to EBITDA and EBITDA to Consolidated EBITDA (in thousands):

	Three Months Ended March 31,
	2013	2014
EBITDA and Consolidated EBITDA:
Net loss	$(4,802)	$(10,288)
Income tax benefit	(2,724)	(51)
Interest expense	7,911	11,687
Depreciation and amortization	1,127	2,868
EBITDA	1,512	4,216
Share-based compensation (a)	1,320	1,035
Amortization of debt issuance costs (b)	(295)	(870)
Restatement fees and expenses (c)	2,921	—
Acquisition related transaction expenses (d)	360	—
Consolidated EBITDA	$5,818	$4,381
(a)	Represents non-cash expense related to equity-based compensation.
(b)	Amortization of debt issuance costs is included in Interest expense but excluded in the calculation of Consolidated EBITDA per the Indenture.
(c)

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

(d)	Represents fees and expenses incurred relating to our business acquisitions.

Mortgage

In March 2014, our wholly owned subsidiary, Multiband Special Purpose, LLC (“MBSP”), refinanced the mortgage payable related to the Multiband headquarters in Minnetonka, Minnesota with Commerce Bank, for the amount of $3.8 million with an interest rate of 5.75% per annum. The loan is payable in monthly installments, with the final payment due in March 2019, and is secured by a lien on Multiband’s headquarters. As additional collateral for the mortgage, MBSP deposited $1.0 million in the lender’s favor.

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

Our exposure with respect to the letter of credit is supported by a reimbursement agreement from the related party, secured by a first priority pledge of assets and stock of the related party. As of December 31, 2011, we concluded that we will likely be required to perform for the full exposure under the guarantee and therefore recorded a liability in the amount of $4.0 million included in accrued liabilities in our consolidated financial statements in the fourth quarter of 2011. This guarantee liability for the full amount of $4.0 million remains in accrued liabilities as of March 31, 2014.

Other Guarantees

We generally indemnify our customers for the services we provide under our contracts, as well as other specified liabilities, which may subject us to indemnity claims, liabilities and related litigation. As of March 31, 2014, we are not aware of any asserted claims for material amounts in connection with these indemnity obligations.

Seasonality

Historically we have experienced seasonal variations in our business, primarily due to the capital planning cycles of certain of our customers. Generally, AT&T’s annual capital plans are not finalized to the project level until sometime during the first three months of the year, resulting in reduced capital spending in the first quarter relative to the rest of the year. This results in a significant portion of contracts related to our Infrastructure Services segment being completed during the fourth quarter of each year. Because we have adopted the completed contract method, we do not recognize revenue or expenses on contracts until we have substantially completed the contract. Accordingly, a significant portion of our revenues and costs are recognized during the fourth quarter of each year. The recognition of revenue and expenses on contracts that span quarters may also cause our reported results of operations to experience significant fluctuations. In the first quarter of 2014 we experienced an accelerated level of activity due to an increase of projects starting.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires our management to use judgment in the application of accounting policies, including making estimates and assumptions. We base estimates on our experience and on various other assumptions believed to be reasonable under the circumstances. These estimates affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, it is possible that different accounting would have been applied, resulting in a different presentation of our consolidated financial statements. From time to time, we re-evaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. We have reviewed and approved these significant accounting policies, which are further described under “Critical Accounting Policies and Estimates” and Note 2 to the Consolidated Financial Statements in the 2013 Annual Report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

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

Interest Rate Risk

The interest on outstanding balances under our Credit Facility accrues at variable rates based, at our option, on the agent bank’s base rate (as defined in the Credit Facility) plus a margin of between 1.50% and 2.00%, or at LIBOR (not subject to a floor) plus a margin of between 2.50% and 3.00%, depending on certain financial thresholds. We had $3.4 million of outstanding borrowings under our Credit Facility as of March 31, 2014. Our notes payable balance at March 31, 2014 is comprised of our notes due in 2018, which bear a fixed rate of interest of 12.125%. Due to the fixed rate of interest on the notes, changes in interest rates would not have an impact on the related interest expense.

The mortgage payable related to the Multiband headquarters building was refinanced with Commerce Bank on March 28, 2014, with a fixed interest rate of 5.75% per annum. Due to the fixed rate of interest on the mortgage, changes in interest rates would not have an impact on the related interest expense.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) was performed under the supervision and with the participation of our senior management, including our Executive Chairman, Chief Executive Officer and Chief Financial Officer. The purpose of disclosure controls and procedures is to ensure that information required to be disclosed in the reports we file or submit is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Executive Chairman, Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

As previously disclosed under “Item 9A – Controls and Procedures” in our 2013 Annual Report, we concluded that our internal control over financial reporting was not effective based on the material weakness identified. Based on that material weakness in internal control over financial reporting, which we view as an integral part of our disclosure controls and procedures, our Executive Chairman, Chief Executive Officer and Chief Financial Officer have concluded that, as of the quarter ended March 31, 2014, our disclosure controls and procedures were not effective. Nevertheless, based on a number of factors, including the performance of additional procedures by management designed to ensure the reliability of our financial reporting, we believe that the consolidated financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Management’s Remediation Initiatives and Changes in Internal Control over Financial Reporting

We continue to make progress towards achieving the effectiveness of our disclosure controls and procedures. Remediation generally requires making changes to how controls are designed and then adhering to those changes for a sufficient period of time such that the effectiveness of those changes is demonstrated with an appropriate amount of consistency. We believe that we have made significant improvements in our internal control over financial reporting and are committed to remediating our material weakness. Our remediation initiatives are intended to further address our specific material weakness and to continue to enhance our internal control over financial reporting. The Company has developed processes and procedures necessary to remediate its internal control weakness and as of March 31, 2014 these enhanced procedures have been fully implemented. However, enhanced processes and procedures have not been in place for a sufficient period of time subsequent to implementation to conclude that they are operating effectively and therefore we are not able to conclude that the material weakness has been remediated. There have been no material changes to our remediation initiatives since the issuance of our 2013 Annual Report on March 31, 2014.

There were no material changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15 and 15d-15 that occurred during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

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

In December 2009, the U.S. Department of Labor sued various individuals that are either stockholders, directors, trustees and/or advisors to DirecTECH Holding Company, Inc., or DTHC, and its Employee Stock Ownership Plan. Multiband was not named in this complaint. In May 2011, three of these individuals settled the complaint with the U.S. Department of Labor (upon information and belief, a portion of this settlement was funded by the individuals’ insurance carrier) in the approximate amount of $8.6 million and those same individuals have filed suit against Multiband for reimbursement of certain expenses. The basis for these reimbursement demands are certain corporate indemnification agreements that were entered into by the former DTHC operating subsidiaries and Multiband. Two of those defendants had their claims denied during the second quarter of 2012, in a summary arbitration proceeding. This denial was appealed and the summary judgment award was overturned by a federal court judge in February 2013. Multiband appealed the federal court’s decision to the Sixth Circuit Court of Appeals. In January 2014, the Sixth Circuit Court of Appeals reversed the decision and reinstated the arbitration award granting summary judgment to Multiband. In April 2014, the individuals filed a writ to appeal the matter to the United States Supreme Court.

Item 1A. Risk Factors

Except as set forth below, there have been no material changes to the risk factors disclosed under “Item 1A. Risk Factors” of the 2013 Annual Report. For additional information concerning our risk factors, please refer to “Item 1A. Risk Factors” of the 2013 Annual Report.

We derive substantially all of our revenues from subsidiaries of AT&T Inc., DIRECTV and Alcatel-Lucent. The loss of any of these customers or a reduction in their demand for our services would impair our business, financial condition and results of operations.

We derive substantially all of our revenues from subsidiaries of AT&T Inc., DIRECTV and Alcatel-Lucent. We derived our revenue from the following sources over the past two fiscal years and the three months ended March 31, 2014 (dollars in thousands):

	Years Ended December 31,						Quarter Ended March 31,
	2012		2013		2013, on a pro forma basis for the merger with Multiband (1)		2013		2013, on a pro forma basis for the merger with Multiband (1)		2014
Revenue From:	Revenue	Percent of Total	Revenue	Percent of Total	Revenue	Percent of Total	Revenue	Percent of Total	Revenue	Percent of Total	Revenue	Percent of Total
Subsidiaries of AT&T Inc.	$532,082	87.3%	$662,758	71.1%	$662,758	58.4%	$129,514	85.7%	$129,514	58.4%	$156,913	61.2%
DIRECTV	—	—	92,425	9.9%	270,329	23.8%	—	—	61,450	27.7%	55,447	21.6%
Alcatel-Lucent	55,022	9.0%	57,940	6.2%	57,940	5.1%	12,088	8.0%	12,088	5.5%	10,800	4.2%
	$587,104	96.3%	$813,123	87.3%	$991,027	87.3%	$141,602	93.7%	$203,052	91.6%	$223,160	87.0%

(1) Giving effect to the merger with Multiband as if it occurred on January 1, 2013.

Because we derive substantially all of our revenues from these customers, and certain of our services for AT&T are provided on a territory basis, with no required commitment for AT&T to spend a specified amount in such territory with us, we could experience a material adverse effect to our business, financial condition or results of operations if the amount of business we obtain from these customers is reduced. There have recently been reports that AT&T Inc. has approached DIRECTV concerning a potential business combination transaction. If such transaction were to occur, our revenues could become more concentrated and dependent on our relationship with AT&T Inc. Additionally, we have recently experienced declining revenues under the Alcatel-Lucent Contract, and Alcatel Lucent may elect not to renew the Alcatel-Lucent Contract following its expiration on December 31, 2014. To the extent that our performance does not meet customer expectations, or our reputation or relationships with our key customers are impaired, we may lose future business with such customers, which would materially adversely affect our ability to generate revenue. Any of these factors could negatively impact our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

 During April 2014, we issued 43,358 shares of common stock pursuant to the exercise of a warrant held by an accredited investor. The issuance of these shares was exempt from the registration requirements of the Securities Act pursuant to Rule 506 of Regulation D.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

A list of exhibits filed herewith is contained in the Exhibit Index that immediately precedes such exhibits and is incorporated by reference herein.

Signatures

The Company has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

GOODMAN NETWORKS INCORPORATED

Date:	May 15, 2014	By:	/s/ RON B. HILL
Name: Ron B. Hill
Title: Chief Executive Officer and President (Duly authorized officer)

Date:	May 15, 2014	By:	/s/ RANDAL S. DUMAS
Name: Randal S. Dumas
Title: Chief Financial Officer (Principal financial officer)

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed Herewith
2.1#	Asset Purchase Agreement, dated February 28, 2013, by and among Goodman Networks Incorporated, Cellular Specialties, Inc., and certain voting trustees and voting shareholders party thereto.	S-4	333-186684	2.1	April 26, 2013
2.2#	Agreement and Plan of Merger, dated as of May 21, 2013, by and among Goodman Networks Incorporated, Manatee Merger Sub Corporation and Multiband Corporation.	S-4	333-186684	2.2	June 11, 2013
2.3#	Asset Purchase Agreement, dated as of December 31, 2013, by and among Goodman Networks Incorporated, Multiband Corporation, Minnesota Digital Universe, Inc., Multiband Subscriber Services, Inc. and Multiband MDU Incorporated.	8-K	333-186684	2.1	January 7, 2014
3.2	Second Amended and Restated Bylaws of Goodman Networks Incorporated, effective as of April 11, 2014.	10-K	333-195212	3.2	April 11, 2014
10.1 †	Fifth Amendment to that 2012 Home Services Provider Agreement, dated as of January 1, 2014, by and between DIRECTV, LLC and Multiband Field Services, Inc.	10-K	333-186684	10.69	March 31, 2014
10.2	Sixth Amendment to that 2012 Home Services Provider Agreement, dated as of January 1, 2014, by and between DIRECTV, LLC and Multiband Field Services, Inc.	10-K	333-186684	10.70	March 31, 2014
10.3	Goodman Networks Incorporated 2014 Long-Term Incentive Plan, dated April 8, 2014.	S-1	333-195212	10.70	April 11, 2014
10.4	Form of Nonqualified Stock Option Agreement under the Goodman Networks Incorporated 2014 Long-Term Incentive Plan.	S-1	333-195212	10.71	April 11, 2014
10.5	Form of Restricted Stock Unit Award Agreement under the Goodman Networks Incorporated 2014 Long-Term Incentive Plan.	S-1	333-195212	10.72	April 11, 2014
10.6	Second Amended and Restated Executive Employment Agreement, dated April 11, 2014, by and between John A. Goodman and Goodman Networks Incorporated.	S-1	333-195212	10.73	April 11, 2014
10.7	Second Amended and Restated Executive Employment Agreement, dated April 11, 2014, by and between Ron B. Hill and Goodman Networks Incorporated.	S-1	333-195212	10.74	April 11, 2014
10.8	Amendment No. 1 to Amended and Restated Employment Agreement, dated April 11, 2014, by and between Jason A. Goodman and Goodman Networks Incorporated.	S-1	333-195212	10.75	April 11, 2014
10.9	Amendment No. 1 to Amended and Restated Employment Agreement, dated April 11, 2014, by and between Joseph M. Goodman and Goodman Networks Incorporated.	S-1	333-195212	10.76	April 11, 2014
10.10	Amendment No. 1 to Amended and Restated Employment Agreement, dated April 11, 2014, by and between Jonathan E. Goodman and Goodman Networks Incorporated.	S-1	333-195212	10.77	April 11, 2014

10.11	Amendment No. 1 to Executive Employment Agreement, dated April 11, 2014, by and between Cari T. Shyiak and Goodman Networks Incorporated.	S-1	333-195212	10.78	April 11, 2014
10.12	Letter Amendment to Amended and Restated Revolving Credit and Security Agreement, entered into on April 11, 2014 by dated effective as of April 9, 2014, by and between Goodman Networks Incorporated, as Borrower, and PNC Bank, as Agent.	S-1	333-195212	10.79	April 11, 2014
10.13	First Amendment to Executive Employment Agreement, dated April 9, 2014, by and between Randal S. Dumas and Goodman Networks Incorporated.	S-1	333-195212	10.80	April 11, 2014
10.14	Fifth Amendment to the Fifth Amended and Restated Shareholders’ Agreement, dated as of March 31, 2014, by and among Goodman Networks Incorporated and shareholders party thereto from time to time.					X
10.15	Promissory Note, dated March 28, 2014, made by Multiband Special Purpose, LLC in favor of Commerce Bank.					X
31.1	Certification, dated May 15, 2014, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Principal Executive Officer of Goodman Networks Incorporated.					X
31.2	Certification, dated May 15, 2014, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Principal Financial Officer of Goodman Networks Incorporated.					X
32.1	Certification, dated May 15, 2014, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Executive Officer and Principal Financial Officer of Goodman Networks Incorporated.					X

†	Confidential treatment has been granted with respect to certain portions of this Exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
#

Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Goodman Networks Incorporated hereby undertakes to furnish supplementally copies of any of the omitted schedules upon request by the Securities and Exchange Commission.