Form 10-Q/A
period 2014-03-31
Goodman Networks Inc
filed 2014-06-09
CIK 1335982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.*    Yes  ☐    No  ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☑ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The number of shares of the registrant's common stock outstanding at May 15, 2014 was 912,754.

*

The registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, but was not required to file such reports under such sections until June 6, 2014.

EXPLANATORY NOTE

This Amendment No. 1 (“Amendment”) on Form 10-Q/A of Goodman Networks Incorporated to the Quarterly Report on Form 10-Q for the three month period ended March 31, 2014 (the “Form 10-Q”) is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

No other changes have been made to the Form 10-Q. This Amendment to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-Q as filed on May 15, 2014.

Signatures

The Company has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

GOODMAN NETWORKS INCORPORATED

Date:	June 9, 2014	By:	/s/ RON B. HILL
Name: Ron B. Hill
Title: Chief Executive Officer and President (Duly authorized officer)

Date:	June 9, 2014	By:	/s/ RANDAL S. DUMAS
Name: Randal S. Dumas
Title: Chief Financial Officer (Principal financial officer)

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed Herewith
2.1#	Asset Purchase Agreement, dated February 28, 2013, by and among Goodman Networks Incorporated, Cellular Specialties, Inc., and certain voting trustees and voting shareholders party thereto.	S-4	333-186684	2.1	April 26, 2013
2.2#	Agreement and Plan of Merger, dated as of May 21, 2013, by and among Goodman Networks Incorporated, Manatee Merger Sub Corporation and Multiband Corporation.	S-4	333-186684	2.2	June 11, 2013
2.3#	Asset Purchase Agreement, dated as of December 31, 2013, by and among Goodman Networks Incorporated, Multiband Corporation, Minnesota Digital Universe, Inc., Multiband Subscriber Services, Inc. and Multiband MDU Incorporated.	8-K	333-186684	2.1	January 7, 2014
3.2	Second Amended and Restated Bylaws of Goodman Networks Incorporated, effective as of April 11, 2014.	10-K	333-195212	3.2	April 11, 2014
10.1 †	Fifth Amendment to that 2012 Home Services Provider Agreement, dated as of January 1, 2014, by and between DIRECTV, LLC and Multiband Field Services, Inc.	10-K	333-186684	10.69	March 31, 2014
10.2	Sixth Amendment to that 2012 Home Services Provider Agreement, dated as of January 1, 2014, by and between DIRECTV, LLC and Multiband Field Services, Inc.	10-K	333-186684	10.70	March 31, 2014
10.3	Goodman Networks Incorporated 2014 Long-Term Incentive Plan, dated April 8, 2014.	S-1	333-195212	10.70	April 11, 2014
10.4	Form of Nonqualified Stock Option Agreement under the Goodman Networks Incorporated 2014 Long-Term Incentive Plan.	S-1	333-195212	10.71	April 11, 2014
10.5	Form of Restricted Stock Unit Award Agreement under the Goodman Networks Incorporated 2014 Long-Term Incentive Plan.	S-1	333-195212	10.72	April 11, 2014
10.6	Second Amended and Restated Executive Employment Agreement, dated April 11, 2014, by and between John A. Goodman and Goodman Networks Incorporated.	S-1	333-195212	10.73	April 11, 2014
10.7	Second Amended and Restated Executive Employment Agreement, dated April 11, 2014, by and between Ron B. Hill and Goodman Networks Incorporated.	S-1	333-195212	10.74	April 11, 2014
10.8	Amendment No. 1 to Amended and Restated Employment Agreement, dated April 11, 2014, by and between Jason A. Goodman and Goodman Networks Incorporated.	S-1	333-195212	10.75	April 11, 2014
10.9	Amendment No. 1 to Amended and Restated Employment Agreement, dated April 11, 2014, by and between Joseph M. Goodman and Goodman Networks Incorporated.	S-1	333-195212	10.76	April 11, 2014
10.10	Amendment No. 1 to Amended and Restated Employment Agreement, dated April 11, 2014, by and between Jonathan E. Goodman and Goodman Networks Incorporated.	S-1	333-195212	10.77	April 11, 2014

10.11	Amendment No. 1 to Executive Employment Agreement, dated April 11, 2014, by and between Cari T. Shyiak and Goodman Networks Incorporated.	S-1	333-195212	10.78	April 11, 2014
10.12	Letter Amendment to Amended and Restated Revolving Credit and Security Agreement, entered into on April 11, 2014 by dated effective as of April 9, 2014, by and between Goodman Networks Incorporated, as Borrower, and PNC Bank, as Agent.	S-1	333-195212	10.79	April 11, 2014
10.13	First Amendment to Executive Employment Agreement, dated April 9, 2014, by and between Randal S. Dumas and Goodman Networks Incorporated.	S-1	333-195212	10.80	April 11, 2014
10.14 *	Fifth Amendment to the Fifth Amended and Restated Shareholders’ Agreement, dated as of March 31, 2014, by and among Goodman Networks Incorporated and shareholders party thereto from time to time.
10.15 *	Promissory Note, dated March 28, 2014, made by Multiband Special Purpose, LLC in favor of Commerce Bank.
31.1 *	Certification, dated May 15, 2014, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Principal Executive Officer of Goodman Networks Incorporated.
31.2 *	Certification, dated May 15, 2014, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Principal Financial Officer of Goodman Networks Incorporated.
32.1 *	Certification, dated May 15, 2014, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Executive Officer and Principal Financial Officer of Goodman Networks Incorporated.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.INS	XBRL Instance Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X
101.SCH	XBRL Taxonomy Extension Schema					X

*	Previously filed as an exhibit to the Quarterly Report on Form 10-Q of Goodman Networks Incorporated for the period ended March 31, 2014.
†	Confidential treatment has been granted with respect to certain portions of this Exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
#

Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Goodman Networks Incorporated hereby undertakes to furnish supplementally copies of any of the omitted schedules upon request by the Securities and Exchange Commission.

5