Form 10-Q
period 2014-06-30
Goodman Networks Inc
filed 2014-08-14
CIK 1335982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

The number of shares of the registrant's common stock outstanding at August 14, 2014 was 912,754.

*

The registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, but was not required to file such reports under such sections until June 6, 2014.

Goodman Networks Incorporated

Quarterly Report for the Six Months Ended June 30, 2014

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Goodman Networks Incorporated

Consolidated Balance Sheets

(In thousands, Except Share Amounts and Par Value)

	December 31, 2013	June 30, 2014
Assets		(Unaudited)
Current Assets
Cash	$59,439	$70,737
Accounts receivable, net of allowances for doubtful accounts of $350 and $633 at December 31, 2013 and June 30, 2014, respectively	109,478	85,378
Unbilled revenue on completed projects	21,136	17,355
Costs in excess of billings on uncompleted projects	100,258	109,532
Inventories	22,909	27,628
Prepaid expenses and other current assets	8,980	13,467
Income tax receivable	16,772	2,462
Total current assets	338,972	326,559

Property and equipment, net of accumulated depreciation of $25,062 and $27,735 at December 31, 2013 and June 30, 2014, respectively	19,647	23,467
Deferred financing costs, net	18,156	17,469
Deferred tax assets	18,443	17,582
Deposits and other assets	3,313	3,480
Insurance collateral	11,569	12,023
Intangible assets, net of accumulated amortization of $4,744 and $7,556 at December 31, 2013 and June 30, 2014, respectively	29,156	25,424
Goodwill	69,134	69,178
Total assets	$508,390	$495,182

Liabilities and Shareholders' Deficit
Current Liabilities
Accounts payable	$137,106	$130,195
Accrued expenses	98,404	90,158
Billings in excess of costs on uncompleted projects	46,691	57,088
Deferred revenue	113	397
Deferred tax liabilities	8,457	9,521
Current portion of capital lease and notes payable obligations	1,818	4,384
Total current liabilities	292,589	291,743

Notes payable	330,346	330,470
Capital lease obligations	1,542	1,231
Accrued expenses, non-current	18,791	12,558
Deferred revenue, non-current	—	6,932
Deferred rent	446	655
Total liabilities	643,714	643,589

Commitments and contingencies (Note 12)

Shareholders' Deficit
Common stock, $0.01 par value, 10,000,000 shares authorized; 985,714 issued and 869,396 outstanding at December 31, 2013 and 1,029,072 issued and 912,754 outstanding at June 30, 2014	10	10
Treasury stock, at cost, 116,318 shares at December 31, 2013 and June 30, 2014	(11,756)	(11,756)
Additional paid-in capital	13,314	15,402
Accumulated deficit	(136,892)	(152,063)
Total shareholders' deficit	(135,324)	(148,407)
Total liabilities and shareholders' deficit	$508,390	$495,182

See Notes to Consolidated Financial Statements

Goodman Networks Incorporated

Consolidated Statements of Operations

(Unaudited, In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014

Revenues	$186,832	$270,564	$338,032	$527,155
Cost of revenues	161,951	234,330	287,912	457,534
Gross profit (exclusive of depreciation and amortization included in selling, general and administrative expense shown below)	24,881	36,234	50,120	69,621
Selling, general and administrative expenses	25,550	28,392	50,404	60,462
Restructuring expense	—	2,726	—	2,726
Other operating income	—	(1,569)	—	(1,569)
Operating income (loss)	(669)	6,685	(284)	8,002
Other income	—	(15)	—	(46)
Interest expense	9,233	11,467	17,144	23,154
Loss before income taxes	(9,902)	(4,767)	(17,428)	(15,106)
Income tax expense (benefit)	(3,665)	116	(6,389)	65
Net loss	$(6,237)	$(4,883)	$(11,039)	$(15,171)

See Notes to Consolidated Financial Statements

Goodman Networks Incorporated

Consolidated Statements of Cash Flows

(Unaudited, In Thousands)

	Six Months Ended June 30,
	2013	2014
Operating Activities
Net loss	$(11,039)	$(15,171)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	1,661	2,912
Amortization of intangible assets	1,807	2,812
Amortization of debt discounts and deferred financing costs	921	1,689
Impairment charge	—	920
Provision of doubtful accounts	4	283
Deferred tax benefit	(6,586)	(146)
Share-based compensation expense	2,343	2,045
Accretion of contingent consideration	450	265
Change in fair value of contingent consideration	—	(250)
Loss on sale of property and equipment	49	136
Changes in (net of acquisitions):
Accounts receivable	13,898	23,812
Unbilled revenue	2,594	3,781
Costs in excess of billings on uncompleted projects	(66,148)	(9,274)
Inventories	2,616	(4,744)
Prepaid expenses and other assets	451	1,417
Accounts payable and other liabilities	(5,741)	(19,084)
Income taxes payable / receivable	(131)	14,376
Billings in excess of costs on uncompleted projects	2,027	10,397
Deferred revenue	—	7,318
Net cash provided by (used in) operating activities	(60,824)	23,494

Investing Activities
Purchases of property and equipment	(1,296)	(6,486)
Proceeds from the sale of property and equipment	—	21
Purchase of assets of the Custom Solutions Group of Cellular Specialties, Inc.	(18,000)	—
Change in restricted cash	(7,727)	—
Change in due from shareholders	(9)	1
Net cash used in investing activities	(27,032)	(6,464)

Financing Activities
Proceeds from lines of credit	—	491,320
Payments on lines of credit	—	(491,320)
Payments on capital lease and notes payable obligations	(268)	(4,379)
Payments on contingent consideration arrangements	—	(141)
Payments for deferred financing costs	(4,026)	(1,255)
Proceeds from the issuance of common stock	13	—
Proceeds from exercise of warrants and stock options	—	43
Purchase of treasury stock	(4,995)	—
Net cash used in financing activities	(9,276)	(5,732)

Increase (decrease) in cash	(97,132)	11,298

Cash, Beginning of Period	120,991	59,439

Cash, End of Period	$23,859	$70,737

See Notes to Consolidated Financial Statements

Goodman Networks Incorporated

Consolidated Statements of Cash Flows (Continued)

(Unaudited, In Thousands)

	Six Months Ended June 30,
	2013	2014
Supplemental Cash Flow Information
Cash paid for interest	$14,755	$21,580
Cash paid for income taxes	$53	$897

Supplemental Non-Cash Investing and Finance Activities
Purchase of property and equipment financed through capital leases and other financing arrangements	$69	$404
Noncash exchange of liability awards for equity awards	$712	$—

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

Restructuring Activities

During the second quarter of 2014, our management approved, committed to and initiated plans to restructure and further improve efficiencies in our operations, including further integrating the operations of Multiband (the “2014 Restructuring Plan”). The restructuring costs associated with the 2014 Restructuring Plan are recorded in the restructuring expense line item within our consolidated statements of operations.

See Note 15 – Restructuring Activities for a summary of restructuring activities and costs.

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

Because certain information and footnote disclosures have been condensed or omitted, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2013, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Annual Report”). In management’s opinion, all normal and recurring adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been included. Management believes that the disclosures made in these unaudited consolidated financial statements are adequate to make the information not misleading. Interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year.

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

The Company also enters into contracts to provide engineering and integration services related to network architecture, transformation, reliability and performance. Revenues and costs from service contracts are generally recognized at the time the services are completed under the completed performance model. Services are generally performed under master or other services agreements and are billed on a contractually agreed price per unit of service on a work order basis. Services invoiced prior to the performance of the obligation are recorded in deferred revenue and recognized as the services are performed.

The total amount of progress payments netted against contract costs on uncompleted contracts as of December 31, 2013 and June 30, 2014 was $197.9 million and $226.6 million, respectively.

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-08, Presentation of Financial Statements  (Topic 205) and Property, Plant, and Equipment (Topic 360) — Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”). The amendments in ASU 2014-08 change the criteria for reporting discontinued operations while enhancing disclosures in this area. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. The new guidance is effective in the first quarter of 2015 for public organizations with calendar year ends. Early adoption is permitted. The Company elected to early adopt ASU No. 2014-08 effective April 1, 2014. The adoption of the new guidance did not have a material impact on the Company.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

Note 3. Business Combinations

Acquisition of the Custom Solutions Group of Cellular Specialties, Inc.

On February 28, 2013, the Company completed the acquisition of 100% of the assets of the Custom Solutions Group of Cellular Specialties, Inc. (“CSG”), which provides indoor and outdoor wireless DAS, small cell and Wi-Fi solutions, services, consultations and maintenance. The purchase price consists of $18.0 million in cash, earn-out payments of up to an aggregate of $17.0 million through December 31, 2015 and the assumption of certain liabilities related to the acquired business. The Company acquired CSG to expand its in-building DAS, small cell and Wi-Fi offload solutions.

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

See Note 8 – Fair Value Measurements for current period activity related to the Company’s contingent consideration arrangements.

The Company acquired $7.4 million of gross contractual accounts receivable. The fair value of the acquired receivables was $7.4 million.

The goodwill is attributable to the workforce of the acquired business and the synergies expected to arise after the Company’s acquisition of CSG. The goodwill has been assigned in its entirety to the Professional Services segment. Goodwill is deductible for tax purposes.

As part of the purchase price, the Company determined that CSG’s separately identifiable intangible assets were its customer backlog, customer relationships, non-compete agreements and trade name. The intangible assets including goodwill were assigned to the Company’s Professional Services reporting unit. The Company used the income approach to value the identifiable intangibles, which is a Level 3 measurement. This approach calculates fair value by discounting the after-tax cash flow back to a present value. The baseline data for this analysis was the cash flow estimates used to price the transaction. Cash flows were forecasted and then discounted using a discount rate applicable to the intangible asset and reporting unit. Discount rates ranged from 18.5% to 23.0% and are based on the estimated weighted average cost of capital which employs an estimate of the required equity rate of return and after-tax cost of debt for the reporting unit.

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

The Company incurred approximately $0.7 million of acquisition related costs, $0.4 million and $0 of which was recorded in selling, general and administrative costs for the six months ended June 30, 2013 and 2014, respectively. No expenses related to the acquisition have been capitalized.

Acquisition of Design Build Technologies

On August 8, 2013, the Company acquired 100% the assets of Design Build Technologies, LLC (“DBT”), a former subcontractor of the Company in the southeast region of the United States, for $1.3 million in cash. The Company received certain assets, tower crews, and a non-compete agreement from the owner of DBT, who became an employee of the Company upon the close of the transaction. DBT was acquired to augment Goodman Networks’ existing workforce capabilities and reduces its dependence on subcontractors.

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

See Note 8 – Fair Value Measurements for current period activity related to the Company’s contingent consideration arrangements.

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

The Company acquired $28.4 million of gross contractual accounts receivable. The fair value of the acquired receivables was $28.0 million.

The goodwill is attributable to the workforce of the acquired business and the synergies expected to arise after the Company’s acquisition of Multiband. The goodwill has been assigned primarily to the Field Services segment. The Company does not expect the goodwill to be deductible for tax purposes.

As part of the purchase price, the Company determined that Multiband’s separately identifiable intangible assets were its customer contracts, customer relationships, customer backlog, trade name, software and right of entry contracts. The intangible assets including goodwill were assigned to two of the Company’s four reporting units, Field Services and Other. The Company used the income approach to value the identifiable intangibles, which is a Level 3 measurement. This approach calculates fair value by discounting the after-tax cash flow back to a present value. The baseline data for this analysis was the cash flow estimates used to price the transaction. Cash flows were forecasted and then discounted using a discount rate applicable to the intangible asset and reporting unit. Discount rates ranged from 9.5% to 11.5% and are based on the estimated weighted average cost of capital which employees an estimate of the required equity rate of return and after-tax cost of debt for each reporting unit.

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

The amounts recorded for the acquired deferred taxes assets are provisional pending receipt of the final valuations for those assets.

Pursuant to the Merger Agreement, all restricted stock and stock options held by directors and employees of Multiband as of the Merger date became fully vested. The Company recorded a charge of $1.4 million during the three months ended September 30, 2013 for the acceleration of these awards, which has been recorded in selling, general and administrative expenses.

The Company incurred approximately $3.8 million of acquisition related costs, $1.4 million and $0 of which was recorded in selling, general and administrative costs for the six months ended June 30, 2013 and 2014, respectively. No expenses related to the acquisition have been capitalized.

Note 4. Goodwill and Intangible Assets

The changes in goodwill, by business segment, for the six months ended June 30, 2014 are as follows (in thousands):

	Professional Services	Infrastructure Services	Field Services	Other Services	Total
Goodwill at December 31, 2013	$8,604	$1,882	$58,463	$185	$69,134
Integration of the Other Services segment	—	—	185	(185)	—
Purchase price allocation adjustment	44	—	—	—	44
Goodwill at June 30, 2014	$8,648	$1,882	$58,648	$—	$69,178

In the first quarter of 2014, the Company integrated the Other Services segment with the Infrastructure Services, Professional Services and Field Services segments, and as a result the Company no longer has an Other Services segment.

See Note 14 – Segments for further discussion on business segments.

Intangible assets as of June 30, 2014 are as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Impairment Charges	Intangible Assets, net
Customer contracts	$13,900	$1,270	$—	$12,630
Customer relationships	7,710	2,231	920	4,559
Tradename	3,860	1,110	—	2,750
Software	3,810	635	—	3,175
Noncompete agreements	3,150	840	—	2,310
Customer backlog	1,470	1,470	—	—
Total	$33,900	$7,556	$920	$25,424

The changes in intangible assets for the six months ended June 30, 2014 are as follows (in thousands):

Intangible assets, net at December 31, 2013	$29,156
Amortization expense	2,812
Impairment charge	920
Intangible assets, net at June 30, 2014	$25,424

During the second quarter of 2014, the Company closed its office in Sarasota, Florida. In connection with the office closure, the Company determined that certain customer relationships not related to carrier or large OEM customers that were primarily supported by the operations of the Sarasota office were impaired. As the impairment was a direct result of the 2014 Restructuring Plan, the impairment charge has been included in restructuring expense in the accompanying consolidated statements of operations.

Note 5. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31, 2013	June 30, 2014
Employee compensation and related costs	$31,364	$27,242
Sales and use tax payable	12,001	11,929
Accrued job loss	4,723	2,694
Accrued interest	20,826	19,807
Guarantee of indebtedness	4,000	4,000
Contingent consideration, current	3,248	7,072
Workers compensation, current	4,621	4,600
Accrued restructuring costs	—	1,368
Other, current	17,621	11,446
Total accrued expenses, current	$98,404	$90,158

Contingent consideration, non-current	$7,152	$3,193
Unrecognized tax benefits	4,352	2,281
Workers compensation, non-current	7,287	7,084
Total accrued expenses, non-current	$18,791	$12,558

Note 6. Notes Payable and Line of Credit

Notes payable consist of the following (in thousands):

	December 31, 2013	June 30, 2014
Senior secured notes due July 1, 2018, net of discount of $2,496 and $2,222 as of December 31, 2013 and June 30, 2014, respectively, with stated interest of 12.125%	$222,504	$222,778
Senior secured notes due July 1, 2018, including a premium of $4,642 and $4,116 as of December 31, 2013 and June 30, 2014, respectively, with stated interest of 12.125%	104,642	104,116
Ford Credit, monthly installments of $1 comprised of principal and interest, at 6.6% , through July 2016	28	23
GMAC, monthly installments of $1 comprised of principal and interest, at 2.96%, through June 2015	10	7
GMAC, monthly installments of $1 comprised of principal and interest, at 2.96%, through August 2015	12	8
Commerce Bank, see terms in note below	—	3,726
American United Life Insurance Company, see terms in note below	3,408	—
	330,604	330,658
Less: current portion	(258)	(188)
Notes payable, net of current portion	$330,346	$330,470

The terms of the Indenture require the Company to meet certain ratio tests giving effect to anticipated transactions, including borrowing debt and making restricted payments prior to entering these transactions. These ratio tests are, as defined per the Indenture, a Fixed Charge Coverage Ratio of at least 2.00 to 1.00 (which was 0.75 to 1.00 at June 30, 2014) and a Total Leverage Ratio not greater than 2.50 to 1.00 (which was 10.42 to 1.00 at June 30, 2014). The holders of the Notes granted a waiver to these covenants in conjunction with the issuance of the Tack-On Notes, and the Company has not entered into any other transaction that requires it to meet these tests as of June 30, 2014. Had the Company been required to meet these ratio tests as of June 30, 2014, the Company would not have met the Fixed Charge Coverage Ratio or the Total Leverage Ratio.

Under the terms of the Credit Facility the Company must maintain a Fixed Charge Coverage Ratio equal to at least 1.25 to 1.00 (which ratio was 1.23 to 1.00 at June 30, 2014) and a Leverage Ratio no greater than 6.00 to 1.00 (which ratio was 6.94 to 1.00 at June 30, 2014) during such time as a Triggering Event is continuing. The Leverage Ratio required during such time as a Triggering Event will decrease to 5.50 to 1.00 on July 1, 2014 and will decrease to 5.00 to 1.00 on January 1, 2015. A “Triggering Event” occurs when the Company’s undrawn availability (measured as of the last date of each month) on the Credit Facility has failed to equal at least $10 million for two consecutive months and continues until undrawn availability equals $20 million for at least three consecutive months. The Company is only required to maintain such ratios at such time that a Triggering Event is in existence. Failure to comply with such ratios during the existence of a Triggering Event constitutes an Event of Default (as defined therein) under the Credit Facility. Had the Company been required to meet these ratio tests as of June 30, 2014, the Company would not have met the Fixed Charge Coverage Ratio or the Leverage Ratio.

The Credit Facility has a maximum commitment of $50.0 million, subject to a borrowing base calculation and the compliance with certain covenants described above. The amounts available for additional borrowings available under the Credit Facility at December 31, 2013 and June 30, 2014 were $45.5 million and $25.3 million, respectively, subject to compliance with certain covenants described above.

The mortgage payable related to the Multiband headquarters building was refinanced with Commerce Bank on March 28, 2014, with an interest rate of 5.75% per annum and fifty-nine required monthly payments of principal and interest of $31,000 through March 2019. A final payment of $2.9 million is also due in March 2019. As additional collateral for the mortgage, Multiband Special Purpose, LLC, a wholly owned subsidiary of the Company (“MBSP”), deposited $1.0 million in escrow, which is classified as deposits and other assets on the balance sheet at June 30, 2014.

The original mortgage related to the Multiband headquarters building from American United Life Insurance Company was paid in full on March 28, 2014. The related letter of credit issued in the lender’s favor as collateral for the mortgage by MBSP, and fully backed by a certificate of deposit held by the lender of $1.4 million, was repaid to Multiband in April 2014.

Note 7. Leases

The Company leases certain equipment under capital leases. The economic substance of these leases is that the Company is financing the acquisition of the equipment through the leases and accordingly, the equipment is recorded as an asset and the leases are recorded as liabilities.

Operating lease commitments relate primarily to rental of the facilities and equipment under non-cancellable operating lease agreements that expire at various dates through the year 2017. Rent expense for operating leases was approximately $2.0 million and $6.6 million for the three months ended June 30, 2013 and 2014, respectively.

Note 8. Fair Value Measurements

The carrying values of cash and cash equivalents, accounts receivable, costs in excess of billings on uncompleted projects, accounts payable and accrued liabilities are reflected in the consolidated balance sheet at historical cost, which is materially representative of their fair value due to the relatively short-term maturities of these assets and liabilities.

The carrying value and fair value of the Notes as of June 30, 2014 were $326.9 million and $356.7 million, respectively. Fair value for the Notes is a Level 2 measurement and has been based on the over-the-counter market trading price as of June 30, 2014.

The Company has certain contingent liabilities related to the DBT and CSG acquisitions. The Company adjusts these liabilities to fair value at each reporting period. The Company values contingent consideration related to acquisitions on a recurring basis using Level 3 inputs such as forecasted net revenue and earnings before interest, taxes, depreciation and amortization, and discount rates.

The change in contingent consideration is as follows for the six months ending June 30, 2014 (in thousands):

Contingent consideration at December 31, 2013	$10,400
Accretion of contingent consideration	265
Change in fair value of contingent consideration	(250)
Payments	(150)
Contingent consideration at June 30, 2014	$10,265

Note 9. Share-Based Compensation and Warrants

Share-Based Compensation

The following table summarizes stock option activity under the 2008 Long-Term Incentive Plan and the 2000 Equity Incentive Plan for the six months ended June 30, 2014:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
	Options	Exercise Price	Life (Years)
Outstanding at December 31, 2013	548,566	$58.22
Granted	—	—
Exercised	—	—
Outstanding at June 30, 2014	548,566	$58.22	7.25

Exercisable at June 30, 2014	352,061	$45.10	6.50

The fair values of option awards granted during the periods presented were estimated at the grant date using a Black-Scholes option pricing model with the following assumptions:

	2013	2014
Expected volatility	54.06% - 55.44%	n/a
Risk-free interest rate	0.91% - 1.10%	n/a
Expected life (in years)	5.19 - 6.00	n/a
Expected dividend yield	0.00%	n/a

The weighted average grant date fair value for the options granted in the six months ended June 30, 2013 was $41.75. The Company did not grant any stock options in the six months ended June 30, 2014.

As of June 30, 2014, there were approximately $6.0 million of unrecognized compensation costs related to non-vested stock options. These costs are expected to be recognized over a remaining weighted average vesting period of 0.8 years.

The compensation expense recognized for outstanding share-based awards was $1.0 million for the three months ended June 30, 2013 and 2014, and $3.1 million and $2.0 million for the six months ended June 30, 2013 and 2014, respectively.

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

Note 10. Related Party Transactions

The Company had approximately $50,000 in a non-interest bearing advance due from a founding shareholder of the Company as of December 31, 2013 and June 30, 2014. Scheduled repayments are made through payroll deductions.

The Company uses a ranch owned by certain shareholders to entertain employees and customers. For the use of the ranch, the Company paid and expensed $13,000 per month during the six months ended June 30, 2013 and 2014.

In February 2013, Multiband commenced business with Fowler Wind Energy LLC (Fowler), a company that is primarily owned (70.0%) by J. Basil Mattingly, a Vice President of Multiband. The Company provides wind tower labor to Fowler. Revenue recognized under the Company’s contract with Fowler was $0 for the six months ended June 30, 2014. At December 31, 2013 and June 30, 2014, Fowler owed the Company $1.0 million and $0.4 million, respectively, which is included in other assets in the accompanying consolidated balance sheets.

The Company leases offices located at 2000 44th Street SW, Fargo, ND 58013. The base rate is $23,000 per month through June 30, 2014. The property is owned in part by David Ekman, Chief Information Officer of Multiband.

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

See Note 12 – Commitments and Contingencies for other transactions among related parties.

Note 11. Employee Benefit Plan

The Company sponsors a 401(k) retirement savings plan for its employees. Eligible employees are allowed to contribute a portion of their compensation, not to exceed a specified contribution limit imposed by the Internal Revenue Code. The Company provides for matching employee contributions equal to 50% on the first 8% of each participant’s compensation. Employer contributions were $0.9 million for both the three months ended June 30, 2013 and 2014 and $1.6 million and $1.8 million for the six months ended June 30, 2013 and 2014, respectively.

One of the Company’s 401(k) plans allows for a discretionary profit sharing contribution. The profit sharing contribution expense for the six months ended June 30, 2013 and 2014 was $0 and $0.4 million, respectively.

Note 12. Commitments and Contingencies

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

Concentration of Credit Risk

A significant portion of the Company’s revenue is derived from three significant customers. The following table reflects the percentage of total revenue from those customers for the three and six months ended June 30, 2013 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
Subsidiaries of AT&T Inc.	77.8%	63.5%	81.3%	62.3%
DIRECTV	0.0%	21.9%	0.0%	21.8%
Alcatel-Lucent	7.2%	3.9%	7.6%	4.1%
Other	15.0%	10.7%	11.1%	11.8%

Accounts receivable due from these significant customers at December 31, 2013 and June 30, 2014 are as follows (in thousands):

	December 31, 2013	June 30, 2014
Subsidiaries of AT&T Inc.	$70,426	$53,242
DIRECTV	10,699	11,941
Alcatel-Lucent	8,211	4,784
	$89,336	$69,967

A loss of any of these customers would have a material adverse effect on the financial condition of the Company.

Indemnities

The Company generally indemnifies its customers for services it provides under its contracts which may subject the Company to indemnity claims, liability and related litigations. As of December 31, 2013 and June 30, 2014, the Company was not aware of any material asserted or unasserted claims in connection with these indemnity obligations.

Guarantees

In October 2011, the Company issued a letter of credit to a company owned by a relative of the Executive Chairman as a guarantee of a related party’s line of credit. The maximum available to be drawn on the line of credit is $4.0 million. In the event of default on the line of credit by the related party, the Company will have the option either to enter into a note purchase agreement with the lender or to permit a drawing on the letter of credit in an amount not to exceed the amount by which the outstanding obligation exceeds the value of the related party’s collateral securing the line of credit, but in no event more than $4.0 million. The Company’s letter of credit was originally due to expire in July 2012 and prior to expiration has been amended each year thereafter to extend the expiration date by one year. The letter of credit was most recently amended to extend the guarantee of the related party’s line of credit until July 2015.

The Company’s exposure with respect to the letter of credit is supported by a reimbursement agreement from the related party, secured by a pledge of assets and stock of the related party. As of December 31, 2011, the Company concluded that it will likely be required to perform for the full exposure under the guarantee, and therefore, recorded a liability in the amount of $4.0 million as other operating expense and accrued liabilities in the Company’s consolidated financial statements for the fourth quarter of 2011. This guarantee liability for the full amount of $4.0 million remains in accrued liabilities as of June 30, 2014.

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

Legal proceedings involving the U.S. Department of Labor

In December 2009, the U.S. Department of Labor sued various individuals that are either stockholders, directors, trustees and/or advisors to DirecTECH Holding Company, Inc., or DTHC, and its Employee Stock Ownership Plan. Multiband was not named in this complaint. In May 2011, three of these individuals settled the complaint with the U.S. Department of Labor (upon information and belief, a portion of this settlement was funded by the individuals’ insurance carrier) in the approximate amount of $8.6 million and those same individuals have filed suit against Multiband for reimbursement of certain expenses. The basis for these reimbursement demands are certain corporate indemnification agreements that were entered into by the former DTHC operating subsidiaries and Multiband. Two of those defendants had their claims denied during the second quarter of 2012, in a summary arbitration proceeding. This denial was appealed and the summary judgment award was overturned by a federal court judge in February 2013. Multiband appealed the federal court’s decision to the Sixth Circuit Court of Appeals. In January 2014, the Sixth Circuit Court of Appeals reversed the decision and reinstated the arbitration award granting summary judgment to Multiband. In April 2014, the individuals filed a writ of certiorari to appeal the matter to the United States Supreme Court. On June 23, 2014, the United States Supreme Court denied the petition for a writ of certiorari, and the Sixth Circuit decision is now final.

Note 13. Income Taxes

The Company’s effective tax rate was 37.0% and 2.4% for the three months ended June 30, 2013 and 2014, respectively, and 36.7% and 0.4% for the six months ended June 30, 2013 and 2014, respectively. In determining the quarterly provision for income taxes, management uses an actual year to date effective tax rate. The effect of significant discrete items is separately recognized in the quarter in which such items occur. Significant factors that could affect the annual effective tax rate include management’s assessment of certain tax matters, the location and amount of taxable earnings, changes in certain non-deductible expenses and expected credits.

In assessing the ability to realize deferred tax assets, the Company considers whether it is more likely than not that some portion or all of its deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. A valuation allowance has been provided to reduce the deferred tax assets to an amount management believes is more likely than not to be realized. Expected realization of deferred tax assets for which a valuation allowance has not been recognized is based upon the reversal of existing taxable temporary differences. During the six months ended June 30, 2014 the Company recorded a valuation allowance against net operating losses generated from the results of operations; the remaining income tax expense of $0.1 million for both the three and six months ended June 30, 2014 relates to state income tax. The valuation allowance totaled $17.6 million and $23.0 million as of December 31, 2013 and June 30, 2014, respectively, and relates to deferred tax assets associated with certain federal and state net operating loss carryforwards.

In the first quarter of 2014, the Company received a “no change” notice from the Internal Revenue Service related to the tax period ended 2011 audit of Multiband and therefore released $2.1 million of related reserves for uncertain tax positions. The release of these reserves was recorded as a reduction of net operating losses. The statute of limitations will expire for $2.3 million of the Company’s reserves for uncertain tax positions within the next six months.

Note 14. Segments

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

There were no material intersegment transfers or sales during the periods presented. Selected segment financial information for the three and six months ended June 30, 2013 and 2014 are presented below (in thousands):

	Three Months Ended June 30, 2013
	PS	IS	FS	Corporate	Total
Revenues	$29,215	$157,617	$—	$—	$186,832
Cost of revenues	22,741	139,210	—	—	161,951
Gross profit	$6,474	$18,407	$—	—	24,881
Selling, general and administrative expenses				25,550	25,550
Operating loss					(669)
Interest expense				9,233	9,233
Loss before income taxes					(9,902)
Income tax benefit				(3,665)	(3,665)
Net loss					$(6,237)

	Three Months Ended June 30, 2014
	PS	IS	FS	Corporate	Total
Revenues	$24,415	$182,409	$63,740	$—	$270,564
Cost of revenues	23,758	153,113	57,459	—	234,330
Gross profit	$657	$29,296	$6,281	—	36,234
Selling, general and administrative expenses				28,392	28,392
Restructuring expense				2,726	2,726
Other operating income				(1,569)	(1,569)
Operating income					6,685
Other income				(15)	(15)
Interest expense				11,467	11,467
Loss before income taxes					(4,767)
Income tax expense				116	116
Net loss					$(4,883)

	Six Months Ended June 30, 2013
	PS	IS	FS	Corporate	Total
Revenues	$49,300	$288,732	$—	$—	$338,032
Cost of revenues	39,730	248,182	—	—	287,912
Gross profit	$9,570	$40,550	$—	—	50,120
Selling, general and administrative expenses				50,404	50,404
Operating loss					(284)
Interest expense				17,144	17,144
Loss before income taxes					(17,428)
Income tax benefit				(6,389)	(6,389)
Net loss					$(11,039)

	Six Months Ended June 30, 2014
	PS	IS	FS	Corporate	Total
Revenues	$46,612	$357,035	$123,508	$—	$527,155
Cost of revenues	44,973	299,347	113,214	—	457,534
Gross profit	$1,639	$57,688	$10,294	—	69,621
Selling, general and administrative expenses				60,462	60,462
Restructuring expense				2,726	2,726
Other operating income				(1,569)	(1,569)
Operating income					8,002
Other income				(46)	(46)
Interest expense				23,154	23,154
Loss before income taxes					(15,106)
Income tax expense				65	65
Net loss					$(15,171)

Asset information is evaluated by management at the corporate level and is not available by reportable segment.

Note 15. Restructuring Activities

During the second quarter of 2014, the Company’s management approved, committed to and initiated plans to the 2014 Restructuring Plan. The restructuring costs associated with the 2014 Restructuring Plan are recorded in the restructuring expense line item within the consolidated statements of operations. The Company expects to incur the majority of the estimated remaining restructuring expenses through the end of 2014. Any changes to the estimates of executing the 2014 Restructuring Plan will be reflected in future results of operations.

The following tables summarize the activities associated with restructuring liabilities for the three and six months ended June 30, 2014 (in thousands), all of which are included in accrued liabilities in the accompanying consolidated balance sheets. In the table below, "Charges" represents the initial charge related to the restructuring activity. "Payments" consists of cash payments for severance, employee-related benefits, lease and other contract termination costs, and other restructuring costs.

		Three Months Ended June 30, 2014
	Liability at March 31, 2014	Charges	Cash payments and other non-cash transactions	Liability at June 30, 2014
Severance and employee-related benefits	$—	$1,810	$(468)	$1,342
Contract termination costs	—	—	—	—
Impairment of intangible assets	—	920	(920)	—
Other restructuring costs	—	(4)	30	26
Total 2014 Restructuring Plan	$—	$2,726	$(1,358)	$1,368

		Six Months Ended June 30, 2014
	Liability at December 31, 2013	Charges	Cash payments and other non-cash transactions	Liability at June 30, 2014
Severance and employee-related benefits	$—	$1,810	$(468)	$1,342
Contract termination costs	—	—	—	—
Impairment of intangible assets	—	920	(920)	—
Other restructuring costs	—	(4)	30	26
Total 2014 Restructuring Plan	$—	$2,726	$(1,358)	$1,368

The following table summarizes the inception to date restructuring costs recognized and the total restructuring costs expected to be recognized in the 2014 Restructuring Plan (in thousands):

	As of June 30, 2014
	Total Costs Recognized To Date	Total Expected Program Cost
Severance and employee-related benefits	$1,810	$4,383
Contract termination costs	—	40
Impairment of intangible assets	920	920
Other restructuring costs	(4)	(4)
Total 2014 Restructuring Plan	$2,726	$5,339

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

The following discussion and analysis summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and cash flows as of and for the periods presented below. The following discussion and analysis should be read in conjunction with (i) the accompanying unaudited consolidated financial statements and notes thereto for the three and six months ended June 30, 2013 and 2014, and with our consolidated financial statements and notes thereto for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K (the “2013 Annual Report”) and (ii) the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2013 Annual Report.

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

Forward-looking statements involve significant risks and uncertainties that could cause the actual results to differ materially from those anticipated in such statements. Most of these factors are outside our control and difficult to predict. Factors that may cause such differences include, but are not limited to:

•	our reliance on three customers (the two largest of which have announced a plan to merge) for substantially all of our revenues;
•	our reliance on contracts that do not obligate our customers to undertake work with us and that are cancellable on limited notice;
•	our ability to refinance existing indebtedness;
•	our ability to raise additional capital to fund our operations and meet our obligations;
•	our ability to achieve and maintain profitability on a consistent basis;
•	our ability to translate amounts included in our estimated backlog into revenue or profits;
•	our ability to maintain our certification as a minority business enterprise;
•	our reliance on subcontractors to perform portions of our services;
•	our ability to maintain proper and effective internal controls;
•	our reliance on a limited number of key personnel who would be difficult to replace;
•	our ability to effectively integrate acquisitions;
•	our ability to manage potential credit risk arising from unsecured credit extended to our customers;
•	our ability to weather economic downturns and the cyclical nature of the telecommunications and subscription television service industries;
•	our ability to compete in our industries;
•	our ability to adapt to rapid regulatory and technological changes in the telecommunications and subscription television service industries; and
•	our ability to manage our substantial level of indebtedness and our ability to generate sufficient cash to service our indebtedness.

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

Overview

We are a leading national provider of end-to-end network infrastructure and professional services to the wireless telecommunications industry. Our wireless telecommunications services span the full network lifecycle, including the design, engineering, construction, deployment, integration, maintenance, and decommissioning of wireless networks. We perform these services across multiple network infrastructures, including traditional cell towers as well as next generation small cell and distributed antenna systems, or DAS. We also serve the satellite television industry by providing onsite installation, upgrading and maintenance of satellite television systems to both the residential and commercial markets customers. These highly specialized and technical services are critical to the capability of our customers to deliver voice, data and video services to their end users.

We operate from a broad footprint, having provided services during 2013 in all 50 states. As of June 30, 2014, we employed over 5,100 people, including approximately 2,600 technicians and 480 engineers, and operated 61 regional offices and warehouses. During the year ended December 31, 2013, we completed over 65,000 telecommunications projects and fulfilled over 1.5 million satellite television installation, upgrade or maintenance work orders. We have established strong, long-standing relationships with Tier-1 wireless carriers and original telecommunications equipment manufacturers, or OEMs, including AT&T Mobility, LLC, or AT&T, Alcatel-Lucent USA Inc., or Alcatel-Lucent, Sprint/United Management Company, or Sprint, as well as DIRECTV. Over the last few years, we have diversified our customer base within the telecommunications industry by leveraging our long-term success and reputation for quality to win new customers such as Nokia Solutions and Networks B.V., or NSN, T-Mobile International AG, or T-Mobile, and Verizon Wireless Inc., or Verizon. We generated nearly all of our revenues over the past several years under master service agreements, or MSAs, that establish a framework, including pricing and other terms, for providing ongoing services. We believe our long-standing relationships with our largest customers, which are governed by MSAs that historically have been renewed or extended, provide us with high visibility to our future revenue. During 2013, we also provided small cell or DAS services to over 100 enterprises including higher education institutions, stadiums for professional and collegiate sports events, hotels and resorts, major retailers, hospitals and government agencies.

Significant Transactions

Merger with Multiband Corporation

On August 30, 2013, we completed a merger with Multiband pursuant to which Multiband became a wholly owned subsidiary of Goodman Networks. The aggregate purchase price, excluding merger-related fees and expenses, was approximately $101.1 million. Upon the closing of the merger, Multiband and its subsidiaries became restricted subsidiaries and guarantors under the indenture, or the Indenture, governing the Company’s 12.125% senior secured notes due 2018, or the notes, and the Company’s amended and restated senior secured revolving credit facility, or the Credit Facility. To fund the merger with Multiband, the Company, through its wholly owned subsidiary, sold an additional $100 million of senior secured notes due 2018, or the tack-on notes, under terms substantially identical to those of the $225 million in aggregate principal amount of notes issued in June 2011, or the original notes. The Company paid the remainder of the merger consideration from cash on hand.

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

Acquisition of Design Build Technologies

On August 8, 2013, we acquired the assets of Design Build Technologies, LLC, or DBT, one of our former subcontractors in the southeast region of the United States, for $1.3 million in cash together with earn-out payments of up to an aggregate of $0.9 million over a period of 18 months. We received certain assets, tower crews, and non-compete agreements from the owner of DBT, who became an employee of our Company upon the close of the transaction. During the second quarter of 2014, the Company disposed of substantially all of the assets it acquired from DBT.

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

2014 Restructuring Plan

During the second quarter of 2014, our management approved, committed to and initiated plans to restructure and further improve efficiencies in our operations (the “2014 Restructuring Plan”). As part of the 2014 Restructuring Plan, we have taken steps to (i) further integrate our Multiband and CSG operations, including elimination of redundant positions and IT infrastructure to realize acquisition synergies, (ii) exit certain locations to bring our overhead costs in line with our revenue, and (iii) eliminate certain headcount to bring our costs in line with our forecasted demand. The restructuring costs associated with the 2014 Restructuring Plan are recorded in the restructuring expense line item within our consolidated statements of operations. We expect to incur the majority of the estimated remaining restructuring expenses through the end of 2014. Any changes to the estimates of executing the 2014 Restructuring Plan will be reflected in our future results of operations.

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

We expect continued growth in the Infrastructure Services segment, but we expect the rate of growth to moderate in 2014.

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

In the first quarter of 2014, we integrated our Engineering, Energy & Construction, or EE&C, line of business with our Infrastructure Services and Professional Services segments, and as a result no longer have an Other Services segment. We have not restated the corresponding items of segment information for the year ended December 31, 2013 because the employees that previously comprised the EE&C line of business are now serving customers within the Infrastructure Services segment and the remaining operations of the Other Services segment that were realigned to the Infrastructure Services, Professional Services or Field Services segments are not material to those segments individually.

Customers

For the year ended December 31, 2013, we provided services to customers across 47 states. Following our acquisition of Multiband, we began providing services to DIRECTV. The vast majority of our revenues were related to our MSAs with a subsidiary of AT&T Inc. and Alcatel-Lucent. For the years ended December 31, 2011, 2012 and 2013 and the six months ended June 30, 2014, subsidiaries of AT&T Inc., Alcatel-Lucent and DIRECTV combined to provide 99.1%, 96.3%, 87.3% and 88.2% of our revenues, respectively. On May 18, 2014, AT&T Inc. and DIRECTV announced that they had entered into a merger agreement pursuant to which DIRECTV would merge with a subsidiary of AT&T Inc. The closing of the merger is subject to several conditions, including review and approval by the Federal Communications Commission, or the FCC, and the Department of Justice. If the merger occurs, our revenues would become more concentrated and dependent on our relationship with AT&T Inc.

AT&T

We provide site acquisition, construction, technology upgrades, Fiber to the Cell and maintenance services for AT&T Mobility, LLC, or AT&T, at cell sites in 9 of 31 distinct AT&T markets, or Turf Markets, as the sole, primary or secondary vendor, pursuant to a multi-year MSA that we entered into with AT&T and have amended and replaced from time to time. We refer to our MSAs with AT&T related to its turf program collectively as the “Mobility Turf Contract.” We have generated an aggregate of approximately $2.73 billion of revenue from subsidiaries of AT&T Inc. collectively for the period from January 1, 2009 through June 30, 2014.

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

We provide other services to AT&T in addition to those provided under the Mobility Turf Contract. Those services include the deployment of indoor small cell systems, DAS systems and microwave transmission facilities and central office services. We recently entered into a DAS Installation Services Agreement and Subordinate Material and Services Agreement with a subsidiary of AT&T Inc. to provide these services. We continually seek to expand our service offerings to AT&T, although AT&T has notified us that beginning in the third quarter of 2014, it intends to delay certain capital expenditures pending the closing of its merger with DIRECTV.

DIRECTV

With the acquisition of Multiband, DIRECTV became our second largest customer. The relationship between Multiband and DIRECTV has lasted for over 17 years and is essential to the success of our Field Services segment’s operations. We are one of three in-home installation providers that DIRECTV utilizes in the United States, and during the year ended December 31, 2013, Multiband performed 27.6% of all DIRECTV’s outsourced installation, upgrade and maintenance activities. Our contract with DIRECTV has a term expiring on December 31, 2017, and contains an automatic one-year renewal. The contract may also be terminated by 180 days’ notice by either party. Until December 31, 2013, we also provided customer support and billing services to certain of DIRECTV’s customers through our Other Services segment pursuant to a separate arrangement.

Alcatel-Lucent

On July 15, 2014, we entered into a three-year MSA with Alcatel-Lucent, effective as of June 30, 2014, or the 2014 Alcatel-Lucent Contract. The 2014 Alcatel-Lucent Contract will replace the five year MSA we entered into with Alcatel-Lucent in November 2009, or the Alcatel-Lucent Contract. Pursuant to the 2014 Alcatel-Lucent Contract, we will provide, upon request, certain services, including deployment engineering, integration engineering, radio frequency engineering and other support services to Alcatel-Lucent. The 2014 Alcatel-Lucent Contract has an initial term ending June 30, 2017, after which the parties may mutually agree to extend the term on a yearly basis.

Sprint

In May 2012 we entered into an MSA with Sprint to provide decommissioning services for Sprint’s iDEN (push-to-talk) network. We are removing equipment from Sprint’s network that is no longer in use and restoring sites to their original condition. For the years ended December 31, 2012 and 2013 and for the six months ended June 30, 2014, we recognized $11.9 million, $34.0 million and $29.4 million of revenue, respectively, related to the services we provide for Sprint.

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

Estimated Backlog

We refer to the amount of revenue we expect to recognize over the next 18 months from future work on uncompleted contracts, including MSAs and work we expect to be assigned to us under MSAs, and based on historical levels of work under such MSAs and new contractual agreements on which work has not begun, as our “estimated backlog.” We determine the amount of estimated backlog for work under MSAs based on historical trends, anticipated seasonal impacts and estimates of customer demand based upon communications with our customers. Our 18-month estimated backlog as of June 30, 2014 was $1.9 billion, including $0.4 billion of estimated backlog from DIRECTV. We expect to recognize approximately $0.6 billion of our estimated backlog in the six months ended December 31, 2014. The vast majority of estimated backlog as of June 30, 2014 has originated from multi-year customer relationships primarily with AT&T, DIRECTV and Alcatel-Lucent.

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

Our revenues fluctuate as a result of the timing of the completion of our projects and changes in the capital expenditure and maintenance budgets of our customers, which may be affected by overall economic conditions, consumer demands on telecommunications and satellite television providers, the introduction of new technologies, the physical maintenance needs of our customers’ infrastructure and the actions of the government, including the FCC and state agencies. A significant portion of our revenues and costs in our Infrastructure Services segment are recognized during the fourth quarter of each year as we complete the most contracts in that segment during such time. See “—Seasonality,” herein.

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

The following table presents our gross deferred project revenue and deferred project cost balances as of December 31, 2013 and June 30, 2014, which have been presented net on a project basis in the accompanying financial statements (in thousands):

	December 31, 2013	June 30, 2014
Deferred project revenue (gross)	$(197,854)	$(226,620)
Deferred project cost (gross)	251,421	279,064
Net deferred project cost	$53,567	$52,444

Costs in excess of billings on uncompleted projects	$100,258	$109,532
Billings in excess of costs on uncompleted projects	(46,691)	(57,088)
Net deferred project cost	$53,567	$52,444

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

Our selling, general and administrative expenses are not allocated to a reporting segment. We expect our selling, general and administrative expenses to increase as a result of additional expenses associated with being a public company, including increased personnel costs, legal costs, accounting costs, board compensation expense, investor relations costs, director and officer insurance premiums, share-based compensation and costs associated with our compliance with Section 404 of the Sarbanes-Oxley Act of 2002, and other applicable regulations of the Securities and Exchange Commission, or the SEC.

Results of Operations

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2014

The following table sets forth information concerning our operating results by segment for the three months ended June 30, 2013 and 2014 (in thousands).

	Three Months Ended June 30,
	2013		2014
		Percentage of		Percentage of
	Amount	Total Revenue	Amount	Total Revenue	Change ($)	Change (%)
Revenues:
Professional Services	$29,215	15.6%	$24,415	9.0%	$(4,800)	(16.4)%
Infrastructure Services	157,617	84.4%	182,409	67.4%	24,792	15.7%
Field Services	—	—	63,740	23.6%	63,740	n/a
Total revenues	186,832	100.0%	270,564	100.0%	83,732	44.8%
Cost of revenues:
Professional Services	22,741	12.2%	23,758	8.8%	1,017	4.5%
Infrastructure Services	139,210	74.5%	153,113	56.6%	13,903	10.0%
Field Services	—	—	57,459	21.2%	57,459	n/a
Total cost of revenues	161,951	86.7%	234,330	86.6%	72,379	44.7%
Gross profit:
Professional Services	6,474		657		(5,817)	(89.9)%
Infrastructure Services	18,407		29,296		10,889	59.2%
Field Services	—		6,281		6,281	n/a
Total gross profit	24,881		36,234		11,353	45.6%

Gross margin as percent of segment revenues:
Professional Services	22.2%		2.7%
Infrastructure Services	11.7%		16.1%
Field Services	—		9.9%
Total gross margin	13.3%		13.4%

Selling, general and administrative expenses	25,550	13.7%	28,392	10.5%	2,842	11.1%
Restructuring expense	—	—	2,726	1.0%	2,726	n/a
Other operating income	—	—	(1,569)	(0.6)%	(1,569)	n/a
Operating income (loss)	(669)	(0.4)%	6,685	2.5%	7,354	n/a
Other income	—	—	(15)	(0.0)%	(15)	n/a
Interest expense	9,233	4.9%	11,467	4.2%	2,234	24.2%
Loss before income taxes	(9,902)	(5.3)%	(4,767)	(1.8)%	5,135	51.9%
Income tax benefit	(3,665)	(2.0)%	116	0.0%	3,781	n/a
Net loss	$(6,237)	(3.3)%	$(4,883)	(1.8)%	$1,354	21.7%

Revenues

We recognized total revenues of $270.6 million for the three months ended June 30, 2014, compared to $186.8 million for the three months ended June 30, 2013, representing an increase of $83.7 million, or 44.8%. Our aggregate revenue from subsidiaries of AT&T Inc., a majority of which was earned through our Infrastructure Services segment, was $182.4 million for the three months ended June 30, 2014, compared to $157.6 million in the same period of 2013. In addition to the Multiband revenues of $64.5 million which were not included in our results for the second quarter of 2013, a significant amount of our revenue increase was due to increased volume of services provided to subsidiaries of AT&T Inc. These increases were partially offset by a decline in revenues from the Professional Services segment.

Revenues for the Professional Services segment decreased $4.8 million, or 16.4%, to $24.4 million in the three months ended June 30, 2014 from $29.2 million in the same period of 2013. This decrease was primarily due to an anticipated decline on CDMA services from Alcatel-Lucent and customer delays on DAS projects. Our aggregate revenue from Alcatel-Lucent for the three months ended June 30, 2014 was $10.7 million compared to $13.4 million in the same period of 2013.

Revenues for the Infrastructure Services segment increased by $24.8 million, or 15.7%, to $182.4 million for the three months ended June 30, 2014 from $157.6 million in the same period of 2013. The increase was primarily due to an increase in the scope and volume of services provided to AT&T under the Mobility Turf Contract. While we expect continued growth in our Infrastructure Services segment, it is unlikely that the growth rate will continue at the same rate as experienced in the three months ended June 30, 2014 when compared to the three months ended June 30, 2013, which is partially due to a deferral of certain AT&T capital expenditures which stated in the second quarter of 2014 and will continue through the remainder of the year.

The Field Services segment is comprised of operations acquired in the merger with Multiband and was therefore not included in our operating results for the second quarter of 2013. The Field Services segment contributed revenues of $63.7 million for the three months ended June 30, 2014.

Cost of Revenues

Our cost of revenues for the three months ended June 30, 2014, of $234.4 million increased $72.4 million, or 44.7%, as compared to $162.0 million for the three months ended June 30, 2013, and occurred during a period when revenues increased 44.8% from the comparative period. Cost of revenues represented 86.6% and 86.7% of total revenues for the three months ended June 30, 2014 and 2013, respectively.

Cost of revenues for the Professional Services segment increased $1.0 million to $23.8 million for the three months ended June 30, 2014 from $22.7 million for the same period of 2013. Cost of revenues for the Professional Services segment increased 4.5% while revenues for the Professional Services segment decreased by 16.4% from the comparative period primarily related to a reduction of project workload under the Alcatel-Lucent Contract and customer delays on DAS projects that were not able to be offset by reductions in our costs, which are primarily fixed employee related costs. As part of the 2014 Restructuring Plan we have taken steps to bring our Professional Services headcount in line with projected demand.

Cost of revenues for the Infrastructure Services segment increased $13.9 million to $153.1 million for the three months ended June 30, 2014 from $139.2 million for the same period of 2013 or 10.0%. This increase is primarily related to the 15.7% increase in revenue for the Infrastructure Services segment compared to same quarter prior year. Infrastructure Services cost of revenues as a percentage of Infrastructure Services revenues decreased to 83.9% in the three months ended June 30, 2014 from 88.3% in the comparable period in 2013 primarily due to arrangements we entered into with subcontractors in 2013 due to the high demand for tower crews which did not recur in 2014.

The Field Services segment is comprised of operations acquired in the merger with Multiband and was therefore not included in our operating results for the second quarter of 2013. Cost of revenues for the Field Services segment was of $57.5 million for the three months ended June 30, 2014, which included a $2.5 million gain on the sale of leased vehicles.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2014 were $28.4 million as compared to $25.6 million for the same period of 2013, representing an overall increase of $2.8 million, or 11.1%. The increase during the period is primarily attributable to (i) an increase of $2.0 million in employee related costs primarily due to increased headcount of 43 employees (excluding Multiband employees) and (ii) $5.2 million of selling, general and administrative charges (including amortization of $0.8 million related to intangible assets acquired in the merger with Multiband) related to Multiband that were not included in our results prior to the merger with Multiband both of which were partially offset by (i) a $3.5 million reduction in professional services primarily related to restatement related charges incurred in the second quarter of 2013 that did not recur in 2014 and (ii) a decrease of $0.9 million in amortization expense related to intangible assets acquired from CSG.

Other Operating Income

Other operating income for the three months ended June 30, 2014 and 2013 was $1.6 million and $0, respectively. The other operating income earned during the three months ended June 30, 2014 was primarily related to successful negotiations with DIRECTV which enabled us to bill DIRECTV $1.2 million for services performed prior to the acquisition of Multiband. We also received a favorable settlement of $0.4 million related to litigation with a former executive of the Company.

Interest Expense

Interest expense for the three months ended June 30, 2014 and 2013, was $11.5 million and $9.2 million, respectively. This increase is primarily attributable to the issuance of the tack-on notes on June 13, 2013, with respect to which interest expense was only included in our second quarter 2013 results beginning on such date.

Income Tax Expense

As a result of the loss before taxes and a decrease in our effective tax rate, we recorded income tax expense of $0.1 million for the three months ended June 30, 2014, compared to a benefit of $3.7 million for the same period of 2013. During the three months ended June 30, 2014 we recorded a valuation allowance against net operating losses generated from our results of operations; the remaining income tax expense of $0.1 million for the three months ended June 30, 2014 relates to state income tax. Our effective income tax rate was 2.4% and 37.0% for the three months ended June 30, 2014 and 2013, respectively. The reduction in the effective tax rate is due to the valuation allowance of $17.6 million and $0 as of June 30, 2014 and 2013, respectively.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2014

The following table sets forth information concerning our operating results by segment for the six months ended June 30, 2013 and 2014 (in thousands).

	Six Months Ended June 30,
	2013		2014
		Percentage of		Percentage of
	Amount	Total Revenue	Amount	Total Revenue	Change ($)	Change (%)
Revenues:
Professional Services	$49,300	14.6%	$46,612	8.8%	$(2,688)	(5.5)%
Infrastructure Services	288,732	85.4%	357,035	67.7%	68,303	23.7%
Field Services	—	—	123,508	23.4%	123,508	n/a
Total revenues	338,032	100.0%	527,155	100.0%	189,123	55.9%
Cost of revenues:
Professional Services	39,730	11.8%	44,973	8.5%	5,243	13.2%
Infrastructure Services	248,182	73.4%	299,347	56.8%	51,165	20.6%
Field Services	—	—	113,214	21.5%	113,214	n/a
Total cost of revenues	287,912	85.2%	457,534	86.8%	169,622	58.9%
Gross profit:
Professional Services	9,570		1,639		(7,931)	(82.9)%
Infrastructure Services	40,550		57,688		17,138	42.3%
Field Services	—		10,294		10,294	n/a
Total gross profit	50,120		69,621		19,501	38.9%

Gross margin as percent of segment revenues:
Professional Services	19.4%		3.5%
Infrastructure Services	14.0%		16.2%
Field Services	—		8.3%
Total gross margin	14.8%		13.2%

Selling, general and administrative expenses	50,404	14.9%	60,462	11.5%	10,058	20.0%
Restructuring expense	—	—	2,726	0.5%	2,726	n/a
Other operating income	—	—	(1,569)	(0.3)%	(1,569)	n/a
Operating income (loss)	(284)	(0.1)%	8,002	1.5%	8,286	n/a
Other income	—	—	(46)	(0.0)%	(46)	n/a
Interest expense	17,144	5.1%	23,154	4.4%	6,010	35.1%
Loss before income taxes	(17,428)	(5.2)%	(15,106)	(2.9)%	2,322	13.3%
Income tax benefit	(6,389)	(1.9)%	65	0.0%	6,454	n/a
Net loss	$(11,039)	(3.3)%	$(15,171)	(2.9)%	$(4,132)	(37.4)%

Revenues

We recognized total revenues of $527.1 million for the six months ended June 30, 2014, compared to $338.0 million for the six months ended June 30, 2013, representing an increase of $189.1 million, or 55.9%. Our aggregate revenue from subsidiaries of AT&T Inc., a majority of which was earned through our Infrastructure Services segment, was $328.6 million for the six months ended June 30, 2014, compared to $274.9 million in the same period of 2013. In addition to the Multiband revenues of $125.6 million which were not included in our results for the six months ended June 30, 2013 and an increase of $4.0 million in CSG revenues for the six months ended June 30, 2014 as compared to the same period in 2013, a significant amount of our revenue increase was due to increased volume of services provided to subsidiaries of AT&T Inc. These increases in revenue were partially offset by a decline in revenues from the Professional Services segment.

Revenues for the Professional Services segment decreased $2.7 million, or 5.5%, to $46.6 million in the six months ended June 30, 2014 from $49.3 million in the same period of 2013. The acquisition of CSG contributed revenues of $20.4 million in the six months ended June 30, 2014 as compared to $16.4 million for the comparable period in 2013. Excluding the CSG revenues, our Professional Services revenues declined $6.7 million, or 20.4%. This decrease was primarily due to an anticipated decline on CDMA services from Alcatel-Lucent and customer delays on DAS projects. Our aggregate revenue from Alcatel-Lucent for the six months ended June 30, 2014 was $21.5 million compared to $25.5 million in the same period of 2013. As part of the 2014 Restructuring Plan we have taken steps to bring our Professional Services headcount in line with projected demand.

Revenues for the Infrastructure Services segment increased by $68.3 million, or 23.7%, to $357.0 million for the six months ended June 30, 2014 from $288.7 million in the same period of 2013. The increase was primarily due to an increase in the scope and volume of services provided to AT&T under the Mobility Turf Contract. While we expect continued growth in our Infrastructure Services segment, it is unlikely that the growth rate will continue at the same rate as experienced in the six months ended June 30, 2014 when compared to the six months ended June 30, 2013, which is partially due to a deferral of certain AT&T capital expenditures which started in the second quarter of 2014 and will continue through the remainder of the year.

The Field Services segment is comprised of operations acquired in the merger with Multiband and was therefore not included in our operating results for the first six months of 2013. The Field Services segment contributed revenues of $123.5 million for the six months ended June 30, 2014.

Cost of Revenues

Our cost of revenues for the six months ended June 30, 2014, of $457.5 million increased $169.6 million, or 58.9%, as compared to $287.9 million for the six months ended June 30, 2013, and occurred during a period when revenues increased 55.9% from the comparative period. Cost of revenues represented 86.8% and 85.2% of total revenues for the six months ended June 30, 2014 and 2013, respectively.

Cost of revenues for the Professional Services segment increased $5.2 million to $45.0 million for the six months ended June 30, 2014 from $39.7 million for the same period of 2013. The operation of the assets acquired in the acquisition of CSG contributed cost of revenues of $18.9 million during the six months ended June 30, 2014 as compared to $12.2 million for the comparable period in 2013. Excluding CSG cost of revenues, our Professional Services cost of revenues declined $6.7 million, or 24.4%. This decrease was primarily related to a reduction of project workload under the Alcatel-Lucent Contract and customer delays of DAS projects. Cost of revenues for the Professional Services segment increased 13.2% while revenues for the Professional Services segment decreased by 5.5% from the comparative period primarily related to a reduction of project workload under the Alcatel-Lucent Contract and customer delays in DAS projects that were not offset by reductions in our costs. As part of the 2014 Restructuring Plan we have taken steps to bring our Professional Services headcount in line with projected demand.

Cost of revenues for the Infrastructure Services segment increased $51.2 million to $299.3 million for the six months ended June 30, 2014 from $248.2 million for the same period of 2013 or 20.6%. This is primarily related to the 23.7% increase in revenue for the Infrastructure Services segment compared to same quarter prior year. Infrastructure Services cost of revenues as a percentage of Infrastructure Services revenues decreased to 83.8% in the six months ended June 30, 2014 from 86.0% in the comparable period in 2013 primarily due to arrangements we entered into with subcontractors in 2013 due to the high demand for tower crews which did not recur in 2014.

The Field Services segment is comprised of operations acquired in the merger with Multiband and was therefore not included in our operating results for the first half of 2013. Cost of revenues for the Field Services segment was of $113.2 million for the six months ended June 30, 2014, which included a $2.5 million gain on the sale of leased vehicles.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended June 30, 2014 were $60.5 million as compared to $50.4 million for the same period of 2013, representing an overall increase of $10.1 million, or 20.0%. The increase during the period is primarily attributable to (i) an increase of $6.5 million in employee related costs primarily due to increased headcount of 43 employees (excluding Multiband employees) and (ii) $10.6 million of selling, general and administrative charges (including amortization of $1.5 million related to intangible assets acquired in the merger with Multiband) related to Multiband that were not included in our results prior to the merger with Multiband both of which were partially offset by (i) a $7.7 million reduction in professional services primarily related to restatement related charges incurred during the six months ended June 30, 2013 that did not recur in 2014 and (ii) a decrease of $0.5 million in amortization expense related to intangible assets acquired from CSG.

Other Operating Income

Other operating income for the six months ended June 30, 2014 and 2013 was $1.6 million and $0, respectively. The other operating income earned during the six months ended June 30, 2014 was primarily related to successful negotiations with DIRECTV which enabled us to bill DIRECTV $1.2 million for services performed prior to the acquisition of Multiband. We also received a favorable settlement of $0.4 million related to litigation with a former executive of the Company.

Interest Expense

Interest expense for the six months ended June 30, 2014 and 2013, was $23.2 million and $17.1 million, respectively. This increase is primarily attributable to the issuance of the tack-on notes on June 13, 2013, with respect to which interest expense was only included in our six months ended June 30, 2013 results beginning on such date.

Income Tax Expense

As a result of the loss before taxes and a decrease in our effective tax rate, we recorded income tax expense of $0.1 million for the six months ended June 30, 2014, compared to a benefit of $6.4 million for the same period of 2013. During the six months ended June 30, 2014 we recorded a valuation allowance against net operating losses generated from our results of operations; the remaining income tax expense of $0.1 million for the six months ended June 30, 2014 relates to state income tax. Our effective income tax rate was 0.4% and 36.7% for the six months ended June 30, 2014 and 2013, respectively. The reduction in the effective tax rate is due to the valuation allowance of $17.6 million and $0 as of June 30, 2014 and 2013, respectively.

In the first quarter of 2014, we received a “no change” notice from the Internal Revenue Service related to the tax period ended 2011 audit of Multiband and therefore released $2.1 million of related reserves for uncertain tax positions. The release of these reserves was recorded as a reduction of net operating losses. The statute of limitations will expire for $2.3 million of our reserves for uncertain tax positions within the next six months.

Liquidity and Capital Resources

Historically, our primary sources of liquidity have been borrowings under credit facilities and the proceeds of bond offerings. In 2011, we completed a $225 million private offering of the original notes. We used the proceeds of this debt offering to pay the balances remaining on notes payable to stockholders, to purchase a portion of our outstanding warrants and common stock, including all outstanding Series C Redeemable Preferred Stock, and to pay off our prior credit facility. In 2013, to fund the merger with Multiband, we issued $100 million aggregate principal amount of the tack-on notes, and collectively with the original notes, the notes, in exchange for an equal aggregate principal amount of notes issued by our wholly owned subsidiary, GNET Escrow Corp. On July 7, 2014, to fulfill our obligations under a registration rights agreement entered in connection with the funding of the Multiband acquisition, we closed the exchange offer for the tack-on notes, pursuant to which we exchanged all of the tack-on notes for an equal principal amount of notes in a transaction registered with the SEC.

Our primary sources of liquidity are currently cash flows from continuing operations, funds available under our Credit Facility with PNC Bank, National Association, or PNC Bank, and our cash balances. We had $59.4 million and $70.7 million of cash on hand at December 31, 2013 and June 30, 2014, respectively. The Credit Facility permits us to borrow up to $50.0 million, subject to a borrowing base calculation and the compliance with certain covenants described below. As of June 30, 2014, our borrowing base under the Credit Facility was $29.8 million. We had $45.5 million and $25.3 million of availability for additional borrowings under our Credit Facility as of December 31, 2013 and June 30, 2014, respectively, subject to compliance with certain covenants described below.

We anticipate that our future primary liquidity needs will be for working capital, capital expenditures, debt service and any strategic acquisitions or investments that we make. We evaluate opportunities for strategic acquisitions and investments from time to time that may require cash and may consider opportunities to either repurchase outstanding debt or repurchase outstanding shares of our common stock in the future. We may also fund strategic acquisitions or investments with the proceeds from equity or debt issuances. In addition, during 2013 and the six months ended June 30, 2014 we spent approximately $1.1 million and $1.4 million, respectively, in contributions to charitable and religious organizations. We intend to make similar contributions in the future as we believe such contributions reflect our core values. We believe that, based on our cash balance, the availability we expect under the Credit Facility and our expected cash flow from operations, we will be able to meet all of our financial obligations for the next twelve months.

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

Our Infrastructure Services revenues are primarily from fixed-unit price projects and are recognized under the completed contract method of accounting, and we bill for our services as we complete certain billing milestones contained in the contract. Our collection terms are generally one percent if paid in twenty days, net sixty days for AT&T. Our Mobility Turf Contract allows AT&T to retain 10% of the amount due, on a per site basis, until the job is completed. For certain customers, including AT&T, we maintain inventory to meet the requirements for materials under the contracts. Occasionally, certain customers pay us in advance for a portion of the materials we purchase for their projects, or allow us to pre-bill them for materials purchases up to specified amounts. Our agreements with material providers usually allow us to pay them within 45 days of delivery. Our agreements with subcontractors usually have terms of 60 days. As of June 30, 2014, we had $(35.9) million in working capital, defined as current assets (excluding cash) less current liabilities, as compared to $(13.1) million in working capital at December 31, 2013.

Our Field Services segment earns revenue through installations and maintenance services provided to DIRECTV. A large portion of the inventory for Field Services segment is purchased from DIRECTV under thirty-day payment terms. The Field Services segment is paid by DIRECTV for its services on a weekly basis approximately two weeks after the work is completed. The weekly payment received includes a reimbursement for certain inventory used during the installation process.

We have taken deliberate steps since March 31, 2014 to reduce our working capital deficit. During the second quarter of 2014, we began participating in an AT&T-sponsored vendor finance program with Citibank, N.A., or Citibank, that is discussed under “—Supplier Finance Program” below. This program has reduced our collection time on AT&T invoices and has significantly reduced the AT&T invoices subject to a one percent discount on invoices for early payment. In addition, we have re-engineered our processes to improve our efforts to more timely invoice our clients for services provided. We have also begun to implement corporate restructuring and integration activities as a result of our 2014 Restructuring Plan that we expect will improve efficiencies in our operations and reduce our costs and expenses. These efforts have begun to, and we anticipate that they will continue to, increase our cash on hand and reduce the difference between billings in excess of costs on uncompleted projects and costs in excess of billings on uncompleted projects.

Supplier Finance Program

On May 8, 2014, we entered into an AT&T-sponsored vendor finance program with Citibank that has the effect of reducing the collection cycle time on AT&T invoices. This program eliminates the one percent discount on each invoice offered to AT&T for payment within twenty days. We do, however, pay Citibank a discount fee of LIBOR (as defined) plus one percent per annum on the dollar amount of AT&T receivables sold to Citibank from the date of sale until the scheduled payment date of 60 days from acceptance of the invoice. We expect this change to have a positive effect on working capital as well as a favorable change to gross profit for the Infrastructure Services segment. Our election to move to this program does, however, cause AT&T receivables to be removed from the borrowing base calculation under the Credit Facility. While the maximum commitment under the Credit Facility remains at $50.0 million, we expect the net availability under the Credit Facility to decline compared to historical levels as a result of the elimination of the AT&T receivables from the borrowing base calculation. Assuming the program was in place as of December 31, 2013, the elimination of AT&T receivables from our borrowing base calculation would have caused our borrowing base to reduce from $50.0 million to $35.9 million, and our availability for additional borrowings under the Credit Facility after giving effect to outstanding borrowings and letters of credit to reduce from $45.5 million to $31.4 million. Our borrowing base and availability for additional borrowings under the Credit Facility were $29.8 million and $25.3 million at June 30, 2014.

Cash Flow Analysis

The following table presents selected cash flow data for the six months ended June 30, 2013 and 2014 (in thousands).

	Six Months Ended June 30,
	2013	2014
Net cash provided by (used in) operating activities	$(60,824)	$23,494
Net cash used in investing activities	(27,032)	(6,464)
Net cash used in financing activities	(9,276)	(5,732)
Increase (decrease) in cash	$(97,132)	$11,298

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

Net cash provided by (used in) operating activities increased by $84.3 million to $23.5 million for the six months ended June 30, 2014, as compared to the same period in 2013. This change is primarily related to invoicing related to amounts included in our costs in excess of billings, collections on accounts receivables and the receipt of an income tax receivable of $13.0 million, partially offset by an increase in interest paid of $6.8 million.

Investing Activities

Net cash used in investing activities decreased by $20.5 million to $6.5 million for the six months ended June 30, 2014 as compared to the same period in 2013 primarily related to our acquisition of CSG in the first quarter of 2013.

Financing Activities

Net cash used in financing activities decreased by $3.6 million to $5.7 million for the six months ended June 30, 2014 as compared to the same period in 2013. The change was driven primarily by net borrowings on our line of credit of $3.4 million in the first quarter of 2014, compared to our repurchase of common stock for $5.0 million in the first quarter of 2013.

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

Definitions

Under the Indenture, “Consolidated EBITDA”, “Fixed Charge Coverage Ratio” and “Total Leverage Ratio” are defined as follows:

“Consolidated EBITDA” means EBITDA, as adjusted to eliminate the impact of certain items, including: (i) share-based compensation (non-cash portion), (ii) certain professional and consulting fees identified in the Indenture, (iii) severance expense (paid to certain senior level employees), (iv) amortization of debt issuance costs and (v) expenses related to the 2014 Restructuring Plan.

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

Under the terms of the Credit Facility, we must maintain a Fixed Charge Coverage Ratio equal to at least 1.25 to 1.00 (which ratio was 1.23 to 1.00 at June 30, 2014) and a Leverage Ratio no greater than as described in the table above (which ratio was 6.94 to 1.00 at June 30, 2014) during such time as a Triggering Event is continuing. A “Triggering Event” occurs when our undrawn availability (measured as of the last date of each month) on the Credit Facility has failed to equal at least $10 million for two consecutive months and continues until our undrawn availability equals $20 million for at least three consecutive months. We are only required to maintain such ratios at such time that a Triggering Event is in existence. Failure to comply with such ratios during the existence of a Triggering Event constitutes an Event of Default (as defined therein) under the Credit Facility. Had we been required to meet these ratio tests as of June 30, 2014, we would have not met the Fixed Charge Coverage Ratio or the Leverage Ratio (in each case with respect to the ratio required for the fiscal quarter ending June 30, 2014).

Under the terms of the Indenture, we are required to meet certain ratio tests giving effect to anticipated transactions, including borrowing debt and making restricted payments prior to entering these transactions. Under the Indenture, these ratio tests include a Fixed Charge Coverage Ratio of at least 2.00 to 1.00 (which ratio was 0.75 to 1.00 at June 30, 2014) and a Total Leverage Ratio not greater than 2.50 to 1.00 (which ratio was 10.42 to 1.00 at June 30, 2014). Excluding the merger with Multiband, with respect to which holders of the notes waived compliance with both ratios pursuant to the Consent Letter, we have not entered into any transaction that requires us to meet these tests as of June 30, 2014. Had we been required to meet these ratio tests as of June 30, 2014, we would not have met the Fixed Charge Coverage Ratio or the Total Leverage Ratio.

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

We present Consolidated EBITDA, which is referred to as Consolidated EBITDA in the Indenture, because certain covenants in the Indenture that affect our ability to incur additional indebtedness as well as to enter into certain other transactions are calculated based on Consolidated EBITDA. Consolidated EBITDA adjusts EBITDA to eliminate the impact of certain items, including: (i) share-based compensation (non-cash portion); (ii) certain professional and consultant fees identified in the Indenture; (iii) severance expense (paid to certain senior level employees); (iv) amortization of debt issuance costs; (v) restatement fees and expenses; (vi) a tax gross-up payment made to the Company’s Chief Executive Officer to cover his tax obligation for an award of common stock, (vii) transaction fees and expenses related to acquisitions, the making of certain permitted investments, the issuance of equity or the incurrence of permitted debt and (viii) expenses related to the 2014 Restructuring Plan.

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

The following table reconciles our net income to EBITDA and EBITDA to Consolidated EBITDA (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
EBITDA and Consolidated EBITDA:
Net loss	$(6,237)	$(4,883)	$(11,039)	$(15,171)
Income tax expense (benefit)	(3,665)	116	(6,389)	65
Interest expense	9,233	11,467	17,144	23,154
Depreciation and amortization	2,341	2,856	3,468	5,724
EBITDA	1,672	9,556	3,184	13,772
Share-based compensation (a)	1,023	1,010	2,343	2,045
Amortization of debt issuance costs (b)	(299)	(865)	(594)	(1,735)
Restructuring expense (c)	—	2,726	—	2,726
Restatement fees and expenses (d)	459	—	3,380	—
Acquisition related transaction expenses (e)	1,418	—	1,778	—
Consolidated EBITDA	$4,273	$12,427	$10,091	$16,808

(a)	Represents non-cash expense related to equity-based compensation.
(b)	Amortization of debt issuance costs is included in interest expense but excluded in the calculation of Consolidated EBITDA per the Indenture.
(c)	Represents fees and expenses incurred in connection with the 2014 Restructuring Plan.
(d)

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

(e)	Represents fees and expenses incurred relating to our business acquisitions.

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

Capital Expenditures

We estimate that we will spend approximately $20 million in 2014 on capital expenditures. The increase over previous years is primarily related to network construction costs. We expect to recover a portion of these costs through arrangements with wireless carriers. We also expect an increase in capital expenditures as a result of certain business process automation initiatives that we have implemented in order to further streamline systems and reporting.

Acquisition-Related Contingent Consideration

In our acquisitions of CSG and DBT, we have agreed to make future cash earn-out payments to the sellers, which are contingent upon the future performance of the acquired businesses. The estimated fair value, which is the estimated payout discounted for the time value of money, of the of earn-out obligations recorded as of June 30, 2014 was $10.3 million, $7.1 million of which was recorded as a current liability in our consolidated balance sheet.

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

Guarantees

In October 2011, we issued a letter of credit as a guarantee of a related party’s line of credit. The maximum available to be drawn on the line of credit is $4.0 million. In the event of default on the line of credit by the related party, we will have the option to enter into a note purchase agreement with the lender or to permit a drawing on the letter of credit in an amount not to exceed the amount by which the outstanding obligation exceeds the value of the related party’s collateral securing the line of credit, but in no event more than $4.0 million. Our letter of credit was originally due to expire in July 2012 and prior to expiration has been amended each year thereafter to extend the expiration date by one year. The letter of credit was most recently amended to extend the guarantee of the related party’s line of credit until July 2015.

Our exposure with respect to the letter of credit is supported by a reimbursement agreement from the related party, secured by a pledge of assets and stock of the related party. As of December 31, 2011, we concluded that we will likely be required to perform for the full exposure under the guarantee and therefore recorded a liability in the amount of $4.0 million included in accrued liabilities in our consolidated financial statements in the fourth quarter of 2011. This guarantee liability for the full amount of $4.0 million remains in accrued liabilities as of June 30, 2014.

Other Guarantees

We generally indemnify our customers for the services we provide under our contracts, as well as other specified liabilities, which may subject us to indemnity claims, liabilities and related litigation. As of June 30, 2014, we are not aware of any asserted claims for material amounts in connection with these indemnity obligations.

Seasonality

Historically we have experienced seasonal variations in our business primarily due to the capital planning cycles of certain of our customers. Generally, AT&T’s annual capital plans are not finalized to the project level until sometime during the first three months of the year, resulting in reduced capital spending in the first quarter relative to the rest of the year. This results in a significant portion of contracts related to our Infrastructure Services segment being completed during the fourth quarter of each year. Because we have adopted the completed contract method, we do not recognize revenue or expenses on contracts until we have substantially completed the contract. Accordingly, a significant portion of our revenues and costs are recognized during the fourth quarter of each year. The recognition of revenue and expenses on contracts that span quarters may also cause our reported results of operations to experience significant fluctuations.

Our Field Services segment’s results of operations may also fluctuate significantly from quarter to quarter. We typically generate more revenues in our Field Services segment during the third quarter of each year due to favorable weather conditions and DIRECTV’s sports promotional efforts. Because a significant portion of the Field Services segment’s expenses are relatively fixed, a variation in the number of customer engagements or the timing of the initiation or completion of those engagements can cause significant fluctuations in operating results from quarter to quarter.

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

Interest Rate Risk

The interest on outstanding balances under our Credit Facility accrues at variable rates based, at our option, on the agent bank’s base rate (as defined in the Credit Facility) plus a margin of between 1.50% and 2.00%, or at LIBOR (not subject to a floor) plus a margin of between 2.50% and 3.00%, depending on certain financial thresholds. We had no outstanding borrowings under our Credit Facility as of June 30, 2014. Our notes payable balance at June 30, 2014 is comprised of our original notes and tack-on notes due in 2018, which bear a fixed rate of interest of 12.125%. Due to the fixed rate of interest on the notes, changes in interest rates would not have an impact on the related interest expense.

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

As previously disclosed under “Item 9A – Controls and Procedures” in our 2013 Annual Report, we concluded that our internal control over financial reporting was not effective based on the material weakness identified. Based on that material weakness in internal control over financial reporting, which we view as an integral part of our disclosure controls and procedures, our Executive Chairman, Chief Executive Officer and Interim Chief Financial Officer have concluded that, as of the quarter ended June 30, 2014, our disclosure controls and procedures were not effective. Nevertheless, based on a number of factors, including the performance of additional procedures by management designed to ensure the reliability of our financial reporting, we believe that the consolidated financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Management’s Remediation Initiatives and Changes in Internal Control over Financial Reporting

We continue to make progress towards achieving the effectiveness of our disclosure controls and procedures. Remediation generally requires making changes to how controls are designed and then adhering to those changes for a sufficient period of time such that the effectiveness of those changes is demonstrated with an appropriate amount of consistency. We believe that we have made significant improvements in our internal control over financial reporting and are committed to remediating our material weakness. Our remediation initiatives are intended to further address our specific material weakness and to continue to enhance our internal control over financial reporting. The Company has developed processes and procedures necessary to remediate its internal control weakness and as of June 30, 2014 these enhanced procedures continue to be evaluated and tested. We anticipate that our revised processes and procedures will be operating during the fourth quarter of 2014, however, these enhanced processes and procedures will likely not be in place for a sufficient period of time subsequent to implementation to conclude that they are operating effectively as of December 31, 2014 and therefore we may not be able to conclude that the material weakness has been remediated as of December 31, 2014. There have been no material changes to our remediation initiatives since the issuance of our 2013 Annual Report on March 31, 2014.

There were no material changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15 and 15d-15 that occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are from time to time party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, lost wages, pain and suffering, breach of contract and/or property damages, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. Based upon information currently available, we believe that the ultimate outcome of all current litigation and other claims, including settlements, in the aggregate will not have a material adverse effect on our overall financial condition for purposes of financial reporting.

In December 2009, the U.S. Department of Labor sued various individuals that are either stockholders, directors, trustees and/or advisors to DirecTECH Holding Company, Inc., or DTHC, and its Employee Stock Ownership Plan. Multiband was not named in this complaint. In May 2011, three of these individuals settled the complaint with the U.S. Department of Labor (upon information and belief, a portion of this settlement was funded by the individuals’ insurance carrier) in the approximate amount of $8.6 million and those same individuals have filed suit against Multiband for reimbursement of certain expenses. The basis for these reimbursement demands are certain corporate indemnification agreements that were entered into by the former DTHC operating subsidiaries and Multiband. Two of those defendants had their claims denied during the second quarter of 2012, in a summary arbitration proceeding. This denial was appealed and the summary judgment award was overturned by a federal court judge in February 2013. Multiband appealed the federal court’s decision to the Sixth Circuit Court of Appeals. In January 2014, the Sixth Circuit Court of Appeals reversed the decision and reinstated the arbitration award granting summary judgment to Multiband. In April 2014, the individuals filed a writ of certiorari to appeal the matter to the United States Supreme Court. On June 23, 2014, the United States Supreme Court denied the petition for a writ of certiorari, and the Sixth Circuit decision is now final.

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

We derive substantially all of our revenues from subsidiaries of AT&T Inc., DIRECTV and Alcatel-Lucent. We derived our revenue from the following sources over the past two fiscal years and the six months ended June 30, 2014 (dollars in thousands):

	Years Ended December 31,						Six Months Ended June 30,
	2012		2013		2013, on a pro forma basis for the merger with Multiband (1)		2013		2013, on a pro forma basis for the merger with Multiband (1)		2014
Revenue From:	Revenue	Percent of Total	Revenue	Percent of Total	Revenue	Percent of Total	Revenue	Percent of Total	Revenue	Percent of Total	Revenue	Percent of Total
Subsidiaries of AT&T Inc.	$532,082	87.3%	$662,758	71.1%	$662,758	58.4%	$274,912	81.3%	$274,912	57.0%	$328,603	62.3%
DIRECTV	—	—	92,425	9.9%	270,329	23.8%	—	—	124,930	25.9%	114,815	21.8%
Alcatel-Lucent	55,022	9.0%	57,940	6.2%	57,940	5.1%	25,531	7.6%	25,531	5.3%	21,483	4.1%
	$587,104	96.3%	$813,123	87.3%	$991,027	87.3%	$300,443	88.9%	$425,373	88.3%	$464,901	88.2%

(1) Giving effect to the merger with Multiband as if it occurred on January 1, 2013.

Because we derive substantially all of our revenues from these customers, and certain of our services for AT&T are provided on a territory basis, with no required commitment for AT&T to spend a specified amount in such territory with us, we could experience a material adverse effect to our business, financial condition or results of operations if the amount of business we obtain from these customers is reduced. On May 18, 2014, AT&T Inc. and DIRECTV announced that they had entered into a merger agreement pursuant to which DIRECTV would merge with a subsidiary of AT&T Inc. The closing of the merger is subject to several conditions, including review and approval by the FCC and the Department of Justice. If the merger occurs, our revenues could become more concentrated and dependent on our relationship with AT&T Inc. To the extent that our performance does not meet customer expectations, or our reputation or relationships with our key customers are impaired, we may lose future business with such customers, which would materially adversely affect our ability to generate revenue. Any of these factors could negatively impact our business, financial condition or results of operations.

We depend on a limited number of key personnel who would be difficult to replace.

We depend, in part, on the performance of Ron Hill, our Chief Executive Officer and President, John Goodman, our Executive Chairman, and Cari Shyiak, our Chief Operating Officer, to operate and grow our business. We previously depended, in part, on Randal S. Dumas, our former Chief Financial Officer, Scott E. Pickett, our former Chief Marketing Officer and Executive Vice President of Strategic Planning and Mergers and Acquisitions, and James L. Mandel, who served as Multiband’s Chief Executive Officer. The loss of any of Messrs. Hill, Goodman or Shyiak could negatively impact our ability to execute our business strategies. Although we have entered into employment agreements with Messrs. Hill, Goodman and Shyiak, we may be unable to retain them or replace any of them if we lose their services for any reason. We recently amended our bylaws to provide that our Chief Executive Officer will be responsible for the general supervision and management of the Company and our Executive Chairman will be responsible for, among other things, providing advice and counsel to our Chief Executive Officer in areas such as corporate and strategic planning and policy, mergers and acquisitions, corporate objectives, annual financial budgets, capital expenditures, evaluating and hiring employees, and communicating with investment bankers, lenders or other financial sponsors. Mr. Goodman remains a critical and integral part of our day-to-day business. While his duties have changed, Mr. Goodman has simply redeployed his executive experience gained through continuous service to our business as our co-founder to manage both short- and long-term future business strategy. In connection with the amendment to our bylaws, we and Mr. Goodman amended and restated Mr. Goodman’s employment agreement to, among other things, extend the term of his employment to a period of three years. Mr. Goodman has advised us that he has no plans to leave the Company. We cannot assure you, despite Mr. Goodman’s expressed interest in continuing in his position with the Company, that we will not suffer adverse impacts to the Company as a result of this transition, nor can we assure you that we will not suffer adverse impacts as a result of the losses of Messrs. Dumas, Mandel or Pickett.

The Field Services segment is highly dependent on our strategic alliance with DIRECTV and a major alteration or termination of that alliance could adversely affect our business.

The Field Services segment is highly dependent on our relationship with DIRECTV. Our current MSA with DIRECTV was extended in December 2013 and expires on December 31, 2017. The term of this agreement automatically renews for additional one-year periods unless either DIRECTV or we give written notice of termination at least 90 days in advance of expiration of the then current term.

The agreement can be terminated on 180 days’ notice by either party. Although DIRECTV may not terminate the agreement if it were to complete its proposed merger with AT&T Inc., the agreement does not require DIRECTV to undertake any work with us. DIRECTV may also change the terms of its agreement with us, and has done so to Multiband in the past, to terms that are more favorable to DIRECTV. Any adverse alteration or termination of our agreement with DIRECTV would have a material adverse effect on our business. In addition, a significant decrease in the number of jobs we complete for DIRECTV could have a material adverse effect on our business, financial condition and results of operations.

Our ability to borrow under the Credit Facility is subject to fluctuations of our borrowing base calculation due to the amount of our receivables with customers other than AT&T.

The borrowings available under the Credit Facility are subject to fluctuations in the calculation of a borrowing base, which is based on the value of our eligible accounts receivable and up to $10.0 million of eligible inventory. On May 8, 2014, we entered into an AT&T-sponsored vendor finance program to reduce our effective collection cycle time on AT&T invoices, but to facilitate the program, we amended the Credit Facility to remove the AT&T receivables as collateral thereunder. Our receivables with AT&T therefore no longer contribute to our borrowing base under the Credit Facility. While the maximum commitment on the Credit Facility remains at $50.0 million, we expect the net availability thereunder to decline compared to historical levels as a result of the elimination of the AT&T receivables from the borrowing base calculation. Assuming this program was in place as of December 31, 2013, the elimination of AT&T receivables from our borrowing base calculation would have caused our borrowing base under the Credit Facility to reduce from $50.0 million to $35.9 million and our availability for additional borrowings under the Credit Facility after giving effect to outstanding borrowings and letters of credit to reduce from $45.5 million to $31.4 million. At June 30, 2014, our borrowing base under the Credit Facility was $29.8 million and our availability for additional borrowings after giving effect to outstanding borrowings and letters of credit was $25.3 million. As a result, the availability under the Credit Facility fluctuates with the level of receivables with customers other than AT&T and reduces as we collect receivables or if they are not paid within a certain period of time. If the value of our eligible inventory were to significantly decrease, it could also reduce our borrowing capacity. If our borrowing base is reduced below the level of outstanding borrowings on the Credit Facility, then a portion of the outstanding indebtedness under the Credit Facility could become due and payable. If that should occur, we may be forced to use the proceeds from the collection of receivables to repay the facility or we may be unable to repay all of our obligations under the Credit Facility, which could force us to sell significant assets or allow our assets to be foreclosed upon. Should our liquidity needs exceed our cash on hand and borrowings available under the Credit Facility, we would be required to obtain modifications of the Credit Facility or secure another source of financing to continue to operate our business, which may not be available at a favorable price, or at all.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During April 2014, we issued 43,358 shares of common stock pursuant to the exercise of a warrant held by an accredited investor. The issuance of these shares was exempt from the registration requirements of the Securities Act pursuant to Rule 506(b) of Regulation D.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

A list of exhibits filed herewith is contained in the Exhibit Index that immediately precedes such exhibits and is incorporated by reference herein.

Signatures

The Company has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

GOODMAN NETWORKS INCORPORATED

Date:	August 14, 2014	By:	/s/ RON B. HILL
Name: Ron B. Hill
Title: Chief Executive Officer and President (Duly authorized officer)

Date:	August 14, 2014	By:	/s/ GEOFFREY MILLER
Name: Geoffrey Miller
Title: Interim Chief Financial Officer (Principal financial officer)

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed Herewith
2.1#	Asset Purchase Agreement, dated February 28, 2013, by and among Goodman Networks Incorporated, Cellular Specialties, Inc., and certain voting trustees and voting shareholders party thereto.	S-4	333-186684	2.1	April 26, 2013
2.2#	Agreement and Plan of Merger, dated as of May 21, 2013, by and among Goodman Networks Incorporated, Manatee Merger Sub Corporation and Multiband Corporation.	S-4	333-186684	2.2	June 11, 2013
2.3#	Asset Purchase Agreement, dated as of December 31, 2013, by and among Goodman Networks Incorporated, Multiband Corporation, Minnesota Digital Universe, Inc., Multiband Subscriber Services, Inc. and Multiband MDU Incorporated.	8-K	333-186684	2.1	January 7, 2014
3.2	Second Amended and Restated Bylaws of Goodman Networks Incorporated, effective as of April 11, 2014.	10-K	333-195212	3.2	April 11, 2014
10.1	Fifth Amendment to Amended and Restated Revolving Credit and Security Agreement, dated as of May 8, 2014, by and among Goodman Networks Incorporated and PNC Bank, National Association, as Agent.	S-4	333-193125	10.83	May 29, 2014
10.2	Supplier Agreement, dated January 14, 2014, by and between Goodman Networks Incorporated and Citibank, N.A.	S-4	333-193125	10.84	May 29, 2014
10.3	Lien Release and Acknowledgement Agreement, dated May 8, 2014, by and among Goodman Networks Incorporated, Citibank, N.A. and PNC Bank, N.A.	S-4	333-193125	10.85	May 29, 2014
10.4	Amendment No. 3 to Turf Program Agreement, dated May 27, 2014, by and between Goodman Networks Incorporated and AT&T Mobility LLC	S-4	333-193125	10.86	June 6, 2014
10.5†	Master Services Agreement, dated July 15, 2014, but effective as of June 30, 2014, by and between Goodman Networks Incorporated and Alcatel-Lucent USA Inc.					X
31.1	Certification, dated August 14, 2014, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Principal Executive Officer of Goodman Networks Incorporated.					X
31.2	Certification, dated August 14, 2014, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Principal Financial Officer of Goodman Networks Incorporated.					X
32.1	Certification, dated August 14, 2014, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Executive Officer and Principal Financial Officer of Goodman Networks Incorporated.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.INS	XBRL Instance Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X
101.SCH	XBRL Taxonomy Extension Schema					X

†	Confidential treatment has been requested with respect to certain portions of this Exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
#

Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Goodman Networks Incorporated hereby undertakes to furnish supplementally copies of any of the omitted schedules upon request by the Securities and Exchange Commission.