Form 10-Q
period 2014-09-30
Goodman Networks Inc
filed 2014-11-14
CIK 1335982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☑ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The number of shares of the registrant's common stock outstanding at November 13, 2014 was 912,754.

Goodman Networks Incorporated

Quarterly Report for the Nine Months Ended September 30, 2014

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Goodman Networks Incorporated

Consolidated Balance Sheets

(In thousands, Except Share Amounts and Par Value)

	December 31, 2013	September 30, 2014
Assets		(Unaudited)
Current Assets
Cash	$59,439	$82,217
Accounts receivable, net of allowances for doubtful accounts of $350 and $938 at December 31, 2013 and September 30, 2014, respectively	109,478	71,563
Unbilled revenue on completed projects	21,136	17,963
Costs in excess of billings on uncompleted projects	100,258	104,346
Inventories	22,909	24,427
Prepaid expenses and other current assets	8,980	11,492
Assets held for sale	—	5,500
Income tax receivable	16,772	2,432
Total current assets	338,972	319,940

Property and equipment, net of accumulated depreciation of $25,062 and $28,776 at December 31, 2013 and September 30, 2014, respectively	19,647	23,003
Deferred financing costs, net	18,156	16,469
Deferred tax assets	18,443	13,040
Deposits and other assets	3,313	2,900
Insurance collateral	11,569	12,023
Intangible assets, net of accumulated amortization of $4,744 and $8,858 at December 31, 2013 and September 30, 2014, respectively	29,156	21,138
Goodwill	69,134	69,178
Total assets	$508,390	$477,691

Liabilities and Shareholders' Deficit
Current Liabilities
Accounts payable	$137,106	$121,393
Accrued expenses	98,404	76,174
Billings in excess of costs on uncompleted projects	46,691	49,526
Deferred revenue	113	581
Deferred tax liabilities	8,457	9,021
Liability related to assets held for sale	—	3,687
Current portion of capital lease and notes payable obligations	1,818	2,586
Total current liabilities	292,589	262,968

Notes payable	330,346	326,770
Capital lease obligations	1,542	1,267
Accrued expenses, non-current	18,791	7,971
Deferred revenue, non-current	—	8,716
Deferred rent	446	642
Total liabilities	643,714	608,334

Commitments and contingencies (Note 12)

Shareholders' Deficit
Common stock, $0.01 par value, 10,000,000 shares authorized; 985,714 issued and 869,396 outstanding at December 31, 2013 and 1,029,072 issued and 912,754 outstanding at September 30, 2014	10	10
Treasury stock, at cost, 116,318 shares at December 31, 2013 and September 30, 2014	(11,756)	(11,756)
Additional paid-in capital	13,314	16,050
Other comprehensive income	—	13
Accumulated deficit	(136,892)	(134,960)
Total shareholders' deficit	(135,324)	(130,643)
Total liabilities and shareholders' deficit	$508,390	$477,691

See Notes to Consolidated Financial Statements

Goodman Networks Incorporated

Consolidated Statements of Operations and Comprehensive Income

(Unaudited, In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014

Revenues	$235,638	$363,790	$573,670	$890,945
Cost of revenues	201,349	300,767	489,261	758,301
Gross profit (exclusive of depreciation and amortization included in selling, general and administrative expense shown below)	34,289	63,023	84,409	132,644
Selling, general and administrative expenses	32,669	27,924	83,073	88,386
Restructuring expense	—	4,653	—	7,379
Impairment expense	—	1,754	—	1,754
Other operating income	—	(1,666)	—	(3,235)
Operating income	1,620	30,358	1,336	38,360
Other income	(8)	(25)	(8)	(71)
Interest expense	11,646	11,188	28,790	34,342
Income (loss) before income taxes	(10,018)	19,195	(27,446)	4,089
Income tax expense (benefit)	(701)	2,092	(7,090)	2,157
Net income (loss)	(9,317)	17,103	(20,356)	1,932
Other comprehensive income:
Foreign currency translation adjustments	—	13	—	13
Comprehensive income (loss)	$(9,317)	$17,116	$(20,356)	$1,945

See Notes to Consolidated Financial Statements

Goodman Networks Incorporated

Consolidated Statements of Cash Flows

(Unaudited, In Thousands)

	Nine Months Ended September 30,
	2013	2014
Operating Activities
Net income (loss)	$(20,356)	$1,932

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	2,813	4,400
Amortization of intangible assets	3,320	4,114
Amortization of debt discounts and deferred financing costs	1,514	2,548
Impairment charges	—	5,658
Provision of doubtful accounts	(13)	588
Deferred tax expense (benefit)	(9,473)	1,615
Share-based compensation expense	3,416	4,193
Accretion of contingent consideration	850	521
Change in fair value of contingent consideration	—	(9,519)
Change in fair value of guarantee of indebtedness	—	(1,500)
Loss on sale of property and equipment	61	242
Changes in (net of acquisitions):
Accounts receivable	(2,088)	36,646
Unbilled revenue	(1,887)	3,173
Costs in excess of billings on uncompleted projects	(78,583)	(4,565)
Inventories	8,076	(1,543)
Prepaid expenses and other assets	1,653	4,193
Accounts payable and other liabilities	11,970	(34,368)
Income taxes payable / receivable	1,938	14,545
Billings in excess of costs on uncompleted projects	(1,609)	2,835
Deferred revenue	—	9,286
Net cash provided by (used in) operating activities	(78,398)	44,994

Investing Activities
Purchases of property and equipment	(2,279)	(14,639)
Payments for intangible assets	(8)	—
Proceeds from the sale of property and equipment	23	274
Purchase of Cellular Specialties, Inc.	(18,000)	—
Purchase of Multiband	(101,092)	—
Purchase of Design Build Technologies	(1,306)	—
Checks issued in excess of bank balance with the purchase of subsidiaries	(254)	—
Change in due from shareholders	91	2
Net cash used in investing activities	(122,825)	(14,363)

Financing Activities
Bank overdrafts	7,643	—
Proceeds from lines of credit	7,635	783,812
Payments on lines of credit	—	(783,812)
Proceeds from issuance of the Tack-On Notes	105,000	—
Payments on capital lease and notes payable obligations	(1,321)	(6,514)
Payments on contingent consideration arrangements	—	(141)
Payments for deferred financing costs	(12,038)	(1,237)
Proceeds from the issuance of common stock	13	—
Proceeds from exercise of warrants and stock options	—	43
Purchase of treasury stock	(4,995)	—
Net cash provided by (used in) financing activities	101,937	(7,849)

Effect of exchange rate changes on cash	—	(4)
Increase (decrease) in cash	(99,286)	22,778
Cash, Beginning of Period	120,991	59,439
Cash, End of Period	$21,705	$82,217

See Notes to Consolidated Financial Statements

Goodman Networks Incorporated

Consolidated Statements of Cash Flows (Continued)

(Unaudited, In Thousands)

	Nine Months Ended September 30,
	2013	2014
Supplemental Cash Flow Information
Cash paid for interest	$30,494	$42,004
Cash paid for income taxes	$364	$1,136

Supplemental Non-Cash Investing and Finance Activities
Purchase of property and equipment financed through capital leases and other financing arrangements	$712	$887
Noncash exchange of liability awards for equity awards	$520	$—

See Notes to Consolidated Financial Statements

Goodman Networks Incorporated

Notes to Consolidated Financial Statements (Unaudited)

Note 1. Organization and Business

Goodman Networks Incorporated, a Texas corporation, (“Goodman Networks” and collectively with its subsidiaries, the “Company”), is a national provider of end-to-end network infrastructure and professional services to the wireless telecommunications industry. The Company’s wireless telecommunications services span the full network lifecycle, including the design, engineering, construction, deployment, integration, maintenance, and decommissioning of wireless networks. Goodman Networks performs these services across multiple network infrastructures, including traditional cell towers as well as next generation small cell and distributed antenna systems (“DAS”). The Company also serves the satellite television industry by providing onsite installation, upgrade and maintenance of satellite television systems to both the residential and commercial markets customers. These highly specialized and technical services are critical to the capability of the Company’s customers to deliver voice, data and video services to their end users.

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

Sale of MDU Assets

On December 31, 2013, the Company sold certain assets (the “MDU Assets”) to DIRECTV MDU, LLC (“DIRECTV MDU”), and DIRECTV MDU assumed certain liabilities of the Company, related to the division of the Company’s business involved with the ownership and operation of subscription based video, high-speed internet and voice services and related call center functions to multiple dwelling unit customers, lodging and institution customers and commercial establishments, (such assets, collectively, the “MDU Assets”). The operations of the MDU Assets were previously reported in the Company’s “Other Services” segment. In consideration for the MDU Assets, DIRECTV MDU paid the Company $12.5 million and additional non-cash consideration, assumed certain liabilities, and extended the existing Multiband/DIRECTV HSP Agreement, resulting in a four-year remaining term ending on December 31, 2017.

Restructuring Activities

During the second quarter of 2014, management approved, committed to and initiated plans to restructure and further improve efficiencies in operations, including further integrating the operations of Multiband and Custom Solutions Group of Cellular Specialties, Inc. (the “2014 Restructuring Plan”). The restructuring costs associated with the 2014 Restructuring Plan are recorded in the restructuring expense line item within the consolidated statements of operations and comprehensive income.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Key estimates for the Company include: the recognition of revenue, in particular, estimated losses on long term construction contracts, allowance for doubtful accounts; inventory valuation; asset lives used in computing depreciation and amortization; valuation of intangible assets; valuation of contingent consideration; allowance for self-insurance health care claims incurred but not reported; valuation of stock options and other equity awards, particularly related to fair value estimates; accounting for income taxes; contingencies; and litigation. While management believes that such estimates are reasonable when considered in conjunction with the financial position and results of operations taken as a whole, actual results could differ from those estimates, and such differences may be material to the consolidated financial statements.

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

The total amount of progress payments netted against contract costs on uncompleted contracts as of December 31, 2013 and September 30, 2014 was $197.9 million and $194.2 million, respectively.

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

The Company periodically reviews long-lived assets whenever adverse events or changes in circumstances indicate the carrying value of the asset may not be recoverable. In assessing recoverability, assumptions regarding estimated future cash flows and other factors must be made to determine if an impairment loss may exist, and, if so, estimate fair value. If these estimates or their related assumptions change in the future, the Company may be required to record impairment losses for these assets.

During the third quarter of 2014, the Company listed for sale the Multiband headquarters building in Minnetonka, Minnesota. The Company evaluated the carrying value against the fair value of the building less costs that will be incurred to complete the sale of the building and concluded that the value of the building was impaired. Accordingly, an impairment charge of $1.8 million has been included in the accompanying consolidated statements of operations and comprehensive income.

Foreign Currency Translation

During the third quarter of 2014, the Company entered into an arrangement to provide small cell services in Germany performed by our subsidiary, Goodman Networks GmbH.

The Company's functional currency for all operations worldwide is the U.S. dollar. Nonmonetary assets and liabilities are translated at historical rates and monetary assets and liabilities are translated at exchange rates in effect at the end of the year. Income statement accounts and cash flows are translated at average rates for the period. Gains and losses from translation of foreign currency financial statements into U.S. dollars are included as a component of shareholders’ equity in other comprehensive income. Gains and losses resulting from foreign currency transactions are included in current results of operations.

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, Presentation of Financial Statements  (Topic 205) and Property, Plant, and Equipment (Topic 360) — Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”). The amendments in ASU 2014-08 change the criteria for reporting discontinued operations while enhancing disclosures in this area. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. The new guidance is effective in the first quarter of 2015 for public organizations with calendar year ends. Early adoption is permitted. The Company elected to early adopt ASU No. 2014-08 effective April 1, 2014. The adoption of the new guidance did not have a material impact on the Company.

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

The Company incurred approximately $0.7 million of acquisition-related costs, $0.4 million of which were recorded in selling, general and administrative costs for the nine months ended September 30, 2013. No expenses related to the acquisition have been capitalized.

Acquisition of Design Build Technologies

On August 8, 2013, the Company acquired 100% of the assets of Design Build Technologies, LLC (“DBT”), a former subcontractor of the Company in the southeast region of the United States, for $1.3 million in cash. The Company received certain assets, tower crews, and a non-compete agreement from the owner of DBT, who became an employee of the Company upon the close of the transaction. DBT was acquired to augment Goodman Networks’ existing workforce capabilities and reduce its dependence on subcontractors.

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

As part of the purchase price, the Company determined that Multiband’s separately identifiable intangible assets were its customer contracts, customer relationships, customer backlog, trade name, software and right of entry contracts. The intangible assets including goodwill were assigned to two of the Company’s four reporting units, Field Services and Other Services. The Company used the income approach to value the identifiable intangibles, which is a Level 3 measurement. This approach calculates fair value by discounting the after-tax cash flow back to a present value. The baseline data for this analysis was the cash flow estimates used to price the transaction. Cash flows were forecasted and then discounted using a discount rate applicable to the intangible asset and reporting unit. Discount rates ranged from 9.5% to 11.5% and are based on the estimated weighted average cost of capital which employs an estimate of the required equity rate of return and after-tax cost of debt for each reporting unit.

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

The Company incurred approximately $3.8 million of acquisition-related costs, all of which were recorded in selling, general and administrative costs for the nine months ended September 30, 2013. No expenses related to the acquisition have been capitalized.

Note 4. Goodwill and Intangible Assets

The changes in goodwill, by business segment, for the nine months ended September 30, 2014 are as follows (in thousands):

	Professional Services	Infrastructure Services	Field Services	Other Services	Total
Goodwill at December 31, 2013	$8,604	$1,882	$58,463	$185	$69,134
Integration of the Other Services segment	—	—	185	(185)	—
Purchase price allocation adjustment	44	—	—	—	44
Goodwill at September 30, 2014	$8,648	$1,882	$58,648	$—	$69,178

In the first quarter of 2014, the Company integrated the Other Services segment with the Infrastructure Services, Professional Services and Field Services segments, and as a result the Company no longer has an Other Services segment.

See Note 14 – Segments for further discussion on business segments.

Intangible assets as of September 30, 2014 are as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Impairment Charges	Intangible Assets, net
Customer contracts	$13,900	$1,645	$—	$12,255
Customer relationships	7,710	2,644	920	4,146
Tradename	3,860	1,275	—	2,585
Software	3,810	826	2,984	—
Noncompete agreements	3,150	998	—	2,152
Customer backlog	1,470	1,470	—	—
Total	$33,900	$8,858	$3,904	$21,138

The changes in intangible assets for the nine months ended September 30, 2014 are as follows (in thousands):

Intangible assets, net at December 31, 2013	$29,156
Amortization expense	4,114
Impairment charge	3,904
Intangible assets, net at September 30, 2014	$21,138

During the second quarter of 2014, the Company closed its office in Sarasota, Florida. In connection with the office closure, the Company determined that certain customer relationships not related to carrier or large original equipment manufacturer (“OEM”) customers that were primarily supported by the operations of the Sarasota office were impaired.

During the third quarter of 2014, the Company terminated the remaining significant arrangement that utilized the Company’s internally developed MBeM software acquired in the acquisition of Multiband. As a result, the Company concluded that the carrying value of the software asset was impaired.

As each of these impairments were a direct result of the 2014 Restructuring Plan, the impairment charges have been included in restructuring expense in the accompanying consolidated statements of operations and comprehensive income.

Note 5. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31, 2013	September 30, 2014
Employee compensation and related costs	$31,364	$32,986
Sales and use tax payable	12,001	10,621
Accrued job loss	4,723	2,190
Accrued interest	20,826	9,875
Guarantee of indebtedness	4,000	4,000
Contingent consideration, current	3,248	524
Workers' compensation, current	4,621	4,744
Accrued restructuring costs	—	1,414
Other, current	17,621	9,820
Total accrued expenses, current	$98,404	$76,174

Contingent consideration, non-current	$7,152	$728
Unrecognized tax benefits	4,352	—
Workers' compensation, non-current	7,287	7,009
Accrued restructuring costs, non-current	—	234
Total accrued expenses, non-current	$18,791	$7,971

Note 6. Notes Payable and Line of Credit

Notes payable consist of the following (in thousands):

	December 31, 2013	September 30, 2014
Senior secured notes due July 1, 2018, net of discount of $2,496 and $2,083 as of December 31, 2013 and September 30, 2014, respectively, with stated interest of 12.125%	$222,504	$222,917
Senior secured notes due July 1, 2018, including a premium of $4,642 and $3,853 as of December 31, 2013 and September 30, 2014, respectively, with stated interest of 12.125%	104,642	103,853
Ford Credit, monthly installments of $1 comprised of principal and interest, at 6.6%, through July 2016	28	—
GMAC, monthly installments of $1 comprised of principal and interest, at 2.96%, through June 2015	10	—
GMAC, monthly installments of $1 comprised of principal and interest, at 2.96%, through August 2015	12	—
American United Life Insurance Company, see terms in note below	3,408	—
	330,604	326,770
Less: current portion	(258)	—
Notes payable, net of current portion	$330,346	$326,770

The terms of the Indenture require the Company to meet certain ratio tests giving effect to anticipated transactions, including borrowing debt and making restricted payments prior to entering these transactions. These ratio tests are, as defined per the Indenture, a Fixed Charge Coverage Ratio of at least 2.00 to 1.00 (which was 1.48 to 1.00 at September 30, 2014) and a Total Leverage Ratio not greater than 2.50 to 1.00 (which was 5.31 to 1.00 at September 30, 2014). The holders of the Notes granted a waiver to these covenants in conjunction with the issuance of the Tack-On Notes, and the Company has not entered into any other transaction that requires it to meet these tests as of September 30, 2014. Had the Company been required to meet these ratio tests as of September 30, 2014, the Company would not have met the Fixed Charge Coverage Ratio or the Total Leverage Ratio.

Under the terms of the Credit Facility, the Company must maintain a Fixed Charge Coverage Ratio equal to at least 1.25 to 1.00 (which ratio was 1.78 to 1.00 at September 30, 2014) and a Leverage Ratio no greater than 5.50 to 1.00 (which ratio was 4.20 to 1.00 at September 30, 2014) during such time as a Triggering Event is continuing. The Leverage Ratio required during such time as a Triggering Event will decrease to 5.00 to 1.00 on January 1, 2015. A “Triggering Event” occurs when the Company’s undrawn availability (measured as of the last date of each month) on the Credit Facility has failed to equal at least $10 million for two consecutive months and continues until undrawn availability equals at least $20 million for at least three consecutive months. The Company is only required to maintain such ratios at such time that a Triggering Event is in existence. Failure to comply with such ratios during the existence of a Triggering Event constitutes an Event of Default (as defined therein) under the Credit Facility. Had the Company been required to meet these ratio tests as of September 30, 2014, the Company would have met the Fixed Charge Coverage Ratio and the Leverage Ratio.

The Credit Facility has a maximum commitment of $50.0 million, subject to a borrowing base calculation and the compliance with certain covenants described above. The amounts available for additional borrowings available under the Credit Facility at December 31, 2013 and September 30, 2014 were $45.5 million and $22.9 million, respectively, subject to compliance with certain covenants described above.

The mortgage payable related to the Multiband headquarters building was refinanced with Commerce Bank on March 28, 2014, with an interest rate of 5.75% per annum and 59 required monthly payments of principal and interest of $31,000 through March 2019. A final balloon payment of $2.9 million is also due in March 2019. As additional collateral for the mortgage, Multiband Special Purpose, LLC, a wholly owned subsidiary of the Company (“MBSP”), deposited $1.0 million in escrow, which is classified as deposits and other assets on the balance sheet at September 30, 2014. During the third quarter of 2014, the Company listed for sale the Multiband headquarters building in Minnetonka, Minnesota. The building and associated mortgage have been recorded as assets and liability related to assets held for sale, respectively, in the accompanying consolidated balance sheets.

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

Operating lease commitments relate primarily to rental of the facilities and equipment under non-cancellable operating lease agreements that expire at various dates through the year 2017. Rent expense for operating leases was approximately $2.4 million and $7.4 million for the three months ended September 30, 2013 and 2014, respectively and approximately $6.2 million and $21.6 million for the nine months ended September 30, 2013 and 2014, respectively.

Note 8. Fair Value Measurements

The carrying values of cash and cash equivalents, accounts receivable, costs in excess of billings on uncompleted projects, accounts payable and accrued liabilities are reflected in the consolidated balance sheet at historical cost, which is materially representative of their fair value due to the relatively short-term maturities of these assets and liabilities.

The carrying value and fair value of the Notes as of September 30, 2014 were $326.8 million and $344.9 million, respectively. Fair value for the Notes is a Level 2 measurement and has been based on the over-the-counter market trading price as of September 30, 2014.

The Company has certain contingent liabilities related to the DBT and CSG acquisitions. The Company adjusts these liabilities to fair value at each reporting period. The Company values contingent consideration related to acquisitions on a recurring basis using Level 3 inputs such as forecasted net revenue and earnings before interest, taxes, depreciation and amortization, and discount rates. During the third quarter of 2014, the Company recorded a $9.0 million reduction to the fair value of the CSG contingent consideration liability based upon changes in management’s forecast for the CSG operations during the remainder of the earn-out period partially as a result of the deferral of certain projects by AT&T.

The change in contingent consideration is as follows for the nine months ending September 30, 2014 (in thousands):

Contingent consideration at December 31, 2013	$10,400
Accretion of contingent consideration	521
Change in fair value of contingent consideration	(9,519)
Payments	(150)
Contingent consideration at September 30, 2014	$1,252

Note 9. Share-Based Compensation and Warrants

Share-Based Compensation

The following table summarizes stock option activity under the 2008 Long-Term Incentive Plan and the 2000 Equity Incentive Plan for the nine months ended September 30, 2014:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
	Options	Exercise Price	Life (Years)
Outstanding at December 31, 2013	548,566	$58.22
Granted	98,500	104.89
Cancelled	(20,750)	71.79
Forfeited	(5,250)	82.70
Outstanding at September 30, 2014	621,066	$64.96	7.42

Exercisable at September 30, 2014	347,977	$45.61	6.30

The fair values of option awards granted during the periods presented were estimated at the grant date using a Black-Scholes option pricing model with the following assumptions:

	2013	2014
Expected volatility	54.06% - 55.44%	58.94% - 61.37%
Risk-free interest rate	0.91% - 1.10%	1.75% - 1.87%
Expected life (in years)	5.19 - 6.00	5.29 - 6.00
Expected dividend yield	0.00%	0.00%

The weighted average grant date fair value for the options granted in the three months ended September 30, 2013 and 2014 was $46.01 and $57.49, respectively.

As of September 30, 2014, there were approximately $9.1 million of unrecognized compensation costs related to non-vested stock options. These costs are expected to be recognized over a remaining weighted average vesting period of 0.9 years.

The compensation expense recognized for outstanding share-based awards was $1.1 million and $2.1 million for the three months ended September 30, 2013 and 2014, respectively, and $3.4 million and $4.2 million for the nine months ended September 30, 2013 and 2014, respectively.

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

Note 10. Related Party Transactions

The Company had approximately $50,000 and $49,000 in a non-interest bearing advance due from a founding shareholder of the Company as of December 31, 2013 and September 30, 2014, respectively. Scheduled repayments are made through payroll deductions.

The Company uses a ranch owned by certain shareholders to entertain employees and customers. For the use of the ranch, the Company paid and expensed $13,000 per month during the nine months ended September 30, 2013 and 2014.

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

Note 11. Employee Benefit Plan

The Company sponsors a 401(k) retirement savings plan for its employees. Eligible employees are allowed to contribute a portion of their compensation, not to exceed a specified contribution limit imposed by the Internal Revenue Code. The Company provides for matching employee contributions equal to 50% on the first 8% of each participant’s compensation. Employer contributions were $0.9 million and $0.8 million for the three months ended September 30, 2013 and 2014, respectively, and $2.4 million and $2.6 million for the nine months ended September 30, 2013 and 2014, respectively.

One of the Company’s 401(k) plans allows for a discretionary profit sharing contribution. The profit sharing contribution expense was $0 million for both the three months ended September 30, 2013 and 2014 and $0 and $0.4 million for the nine months ended September 30, 2013 and 2014, respectively.

Note 12. Commitments and Contingencies

General Litigation

The Company is from time to time party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract and/or property damages, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. Based upon information currently available, the Company believes that the ultimate outcome of all current litigation and other claims, individually and taken together, will not have a material adverse effect on the Company’s business, prospects, financial condition or results of operations.

Concentration of Credit Risk

A significant portion of the Company’s revenue is derived from two significant customers. On May 18, 2014, these customers announced that they had entered into an agreement to merge. The following table reflects the percentage of total revenue from the Company’s significant customers for the three and nine months ended September 30, 2013 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
Subsidiaries of AT&T Inc.	67.2%	70.7%	75.5%	65.7%
DIRECTV	10.5%	18.7%	4.3%	20.5%
Other	22.3%	10.6%	20.2%	13.8%

Accounts receivable due from these significant customers at December 31, 2013 and September 30, 2014 are as follows (in thousands):

	December 31, 2013	September 30, 2014
Subsidiaries of AT&T Inc.	$70,426	$40,235
DIRECTV	10,699	13,506
	$81,125	$53,741

A loss of any of these customers would have a material adverse effect on the financial condition of the Company.

Indemnities

The Company generally indemnifies its customers for services it provides under its contracts which may subject the Company to indemnity claims, liability and related litigations. As of December 31, 2013 and September 30, 2014, the Company was not aware of any material asserted or unasserted claims in connection with these indemnity obligations.

Guarantee

In October 2011, the Company issued a letter of credit to a company owned by a relative of the Executive Chairman as a guarantee of a related party’s line of credit. The maximum available amount to be drawn on the line of credit is $4.0 million. In the event of default on the line of credit by the related party, the letter of credit provides that Company will have the option either to enter into a note purchase agreement with the lender or to permit a drawing on the letter of credit in an amount not to exceed the amount by which the outstanding obligation exceeds the value of the related party’s collateral securing the line of credit, but in no event more than $4.0 million. The Company’s letter of credit was originally due to expire in July 2012 and prior to expiration has been amended each year thereafter to extend the expiration date by one year. The letter of credit was most recently amended to extend the guarantee of the related party’s line of credit until July 2015.

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

In the third quarter of 2014, the Company and the related party negotiated an arrangement whereby the Company agreed not to pursue the pledged collateral for a period of time not extending beyond May 5, 2016 (the “Forbearance Period”) in the event the line of credit is drawn upon in exchange for the related party’s pledge to the Company of 15,625 shares of Goodman Networks common stock. In addition, the Company agreed to discharge and deem paid-in-full all obligations of the related party to the Company if on or prior to the end of the Forbearance Period, the related party makes a cash payment to the Company in the amount of $1.5 million plus interest at a rate of 2.0% per annum from September 25, 2014. Pursuant to the agreement the Company agreed to instruct the lender to draw on the letter of credit. As a result of the agreement reached in the third quarter of 2014, the Company recorded other income of $1.5 million in the consolidated income statement and recorded the pledged stock as additional paid-in capital in the consolidated balance sheet. The guarantee liability for the full amount of $4.0 million remains in accrued liabilities as of September 30, 2014.

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

Legal Proceedings Involving the U.S. Department of Labor

In December 2009, the U.S. Department of Labor sued various individuals that are either stockholders, directors, trustees and/or advisors to DirecTECH Holding Company, Inc. (“DTHC”), and its Employee Stock Ownership Plan. Multiband was not named in this complaint. In May 2011, three of these individuals settled the complaint with the U.S. Department of Labor (upon information and belief, a portion of this settlement was funded by the individuals’ insurance carrier) in the approximate amount of $8.6 million and those same individuals have filed suit against Multiband for reimbursement of certain expenses. The basis for these reimbursement demands are certain corporate indemnification agreements that were entered into by the former DTHC operating subsidiaries and Multiband. Two of those defendants had their claims denied during the second quarter of 2012, in a summary arbitration proceeding. This denial was appealed and the summary judgment award was overturned by a federal court judge in February 2013. Multiband appealed the federal court’s decision to the Sixth Circuit Court of Appeals. In January 2014, the Sixth Circuit Court of Appeals reversed the decision and reinstated the arbitration award granting summary judgment to Multiband. In April 2014, the individuals filed a writ of certiorari to appeal the matter to the United States Supreme Court. On June 23, 2014, the United States Supreme Court denied the petition for a writ of certiorari, and the Sixth Circuit decision is now final.

Note 13. Income Taxes

The Company’s effective tax rate was (7.0)% and 10.9% for the three months ended September 30, 2013 and 2014, respectively, and (25.8)% and 52.8% for the nine months ended September 30, 2013 and 2014, respectively. In determining the quarterly provision for income taxes, management uses an actual year to date effective tax rate. The effect of significant discrete items is separately recognized in the quarter in which such items occur. Significant factors that could affect the annual effective tax rate include management’s assessment of certain tax matters, the location and amount of taxable earnings, changes in certain non-deductible expenses and expected credits.

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

As of September 30, 2014, the Company expects the existing temporary differences to reverse against a portion of the net operating loss carryforwards. The valuation allowance totaled $17.6 million and $17.4 million as of December 31, 2013 and September 30, 2014, respectively, and relates to deferred tax assets associated with certain federal and state net operating loss carryforwards.

In the first quarter of 2014, the Company received a “no change” notice from the Internal Revenue Service related to the tax period ended 2011 audit of Multiband and therefore released $2.1 million of related reserves for uncertain tax positions. In September 2014, the statute of limitations expired for Multiband’s 2010 tax return, and the Company released an additional $2.3 million of reserves for uncertain tax positions. The release of these reserves was recorded as a reduction of the related net operating loss carryforwards. The related release of accrued interest and penalties is recorded as a current tax benefit.

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

There were no material intersegment transfers or sales during the periods presented. Selected segment financial information for the three and nine months ended September 30, 2013 and 2014 are presented below (in thousands):

	Three Months Ended September 30, 2013
	PS	IS	FS	Other	Corporate	Total
Revenues	$28,729	$179,095	$23,581	$4,233	$—	$235,638
Cost of revenues	22,889	155,603	19,875	2,982	—	201,349
Gross profit	$5,840	$23,492	$3,706	$1,251	—	34,289
Selling, general and administrative expenses					32,669	32,669
Operating income						1,620
Other income					(8)	(8)
Interest expense					11,646	11,646
Loss before income taxes						(10,018)
Income tax benefit					(701)	(701)
Net loss						$(9,317)

	Three Months Ended September 30, 2014
	PS	IS	FS	Corporate	Total
Revenues	$24,801	$267,192	$71,797	$—	$363,790
Cost of revenues	22,717	220,769	57,281	—	300,767
Gross profit	$2,084	$46,423	$14,516	—	63,023
Selling, general and administrative expenses				27,924	27,924
Restructuring expense				4,653	4,653
Impairment expense				1,754	1,754
Other operating income				(1,666)	(1,666)
Operating income					30,358
Other income				(25)	(25)
Interest expense				11,188	11,188
Income before income taxes					19,195
Income tax expense				2,092	2,092
Net income					$17,103

	Nine Months Ended September 30, 2013
	PS	IS	FS	Other	Corporate	Total
Revenues	$78,029	$467,827	$23,581	$4,233	$—	$573,670
Cost of revenues	62,619	403,785	19,875	2,982	—	489,261
Gross profit	$15,410	$64,042	$3,706	$1,251	—	84,409
Selling, general and administrative expenses					83,073	83,073
Operating income						1,336
Other income					(8)	(8)
Interest expense					28,790	28,790
Loss before income taxes						(27,446)
Income tax benefit					(7,090)	(7,090)
Net loss						$(20,356)

	Nine Months Ended September 30, 2014
	PS	IS	FS	Corporate	Total
Revenues	$71,412	$624,228	$195,305	$—	$890,945
Cost of revenues	67,690	520,116	170,495	—	758,301
Gross profit	$3,722	$104,112	$24,810	—	132,644
Selling, general and administrative expenses				88,386	88,386
Restructuring expense				7,379	7,379
Impairment expense				1,754	1,754
Other operating income				(3,235)	(3,235)
Operating income					38,360
Other income				(71)	(71)
Interest expense				34,342	34,342
Income before income taxes					4,089
Income tax expense				2,157	2,157
Net income					$1,932

Asset information is evaluated by management at the corporate level and is not available by reportable segment.

Note 15. Restructuring Activities

During the second quarter of 2014, the Company’s management approved, committed to and initiated plans to implement the 2014 Restructuring Plan. The restructuring costs associated with the 2014 Restructuring Plan are recorded in the restructuring expense line item within the consolidated statements of operations and comprehensive income. The Company expects to incur the majority of the estimated remaining restructuring expenses through the end of 2014. Any changes to the estimates of executing the 2014 Restructuring Plan will be reflected in future results of operations.

The following tables summarize the activities associated with restructuring liabilities for the three and nine months ended September 30, 2014 (in thousands), all of which are included in accrued liabilities in the accompanying consolidated balance sheets. In the table below, "Charges" represents the initial charge related to the restructuring activity. "Payments" consists of cash payments for severance, employee-related benefits, lease and other contract termination costs, and other restructuring costs.

		Three Months Ended September 30, 2014
	Liability at June 30, 2014	Charges	Cash payments and other non-cash transactions	Liability at September 30, 2014
Severance and employee-related benefits	$1,342	$1,682	$(1,376)	$1,648
Contract termination costs	—	40	(40)	—
Impairment of intangible assets	—	2,985	(2,985)	—
Other restructuring costs	26	(54)	28	—
Total 2014 Restructuring Plan	$1,368	$4,653	$(4,373)	$1,648

		Nine Months Ended September 30, 2014
	Liability at December 31, 2013	Charges	Cash payments and other non-cash transactions	Liability at September 30, 2014
Severance and employee-related benefits	$—	$3,519	$(1,871)	$1,648
Contract termination costs	—	40	(40)	—
Impairment of intangible assets	—	3,904	(3,904)	—
Other restructuring costs	—	(84)	84	—
Total 2014 Restructuring Plan	$—	$7,379	$(5,731)	$1,648

The following table summarizes the inception to date restructuring costs recognized and the total restructuring costs expected to be recognized in the 2014 Restructuring Plan (in thousands):

	As of September 30, 2014
	Total Costs Recognized To Date	Total Expected Program Cost
Severance and employee-related benefits	$3,519	$16,040
Contract termination costs	40	140
Impairment of intangible assets	3,904	3,904
Other restructuring costs	(84)	(84)
Total 2014 Restructuring Plan	$7,379	$20,000

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

The following discussion and analysis summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and cash flows as of and for the periods presented below. The following discussion and analysis should be read in conjunction with (i) the accompanying unaudited consolidated financial statements and notes thereto for the three and nine months ended September 30, 2013 and 2014, and with our consolidated financial statements and notes thereto for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K (the “2013 Annual Report”) and (ii) the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2013 Annual Report.

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

We operate from a broad footprint, having provided services during 2013 in all 50 states. As of September 30, 2014, we employed over 4,500 people and operated 63 regional offices and warehouses. During the year ended December 31, 2013, we completed over 65,000 telecommunications projects and fulfilled over 1.5 million satellite television installation, upgrade or maintenance work orders. We have established strong, long-standing relationships with Tier-1 wireless carriers and original telecommunications equipment manufacturers, or OEMs, including AT&T Mobility, LLC, or AT&T, Alcatel-Lucent USA Inc., or Alcatel-Lucent, Sprint/United Management Company, or Sprint, as well as DIRECTV. Over the last few years, we have diversified our customer base within the telecommunications industry by leveraging our long-term success and reputation for quality to win new customers such as Nokia Solutions and Networks B.V., or NSN, T-Mobile International AG, or T-Mobile, and Verizon Wireless Inc., or Verizon. We generated nearly all of our revenues over the past several years under master service agreements, or MSAs, that establish a framework, including pricing and other terms, for providing ongoing services. We believe our long-standing relationships with our largest customers, which are governed by MSAs that historically have been renewed or extended, provide us with high visibility to our future revenue. During 2013, we also provided small cell or DAS services to over 100 enterprises including higher education institutions, stadiums for professional and collegiate sports events, hotels and resorts, major retailers, hospitals and government agencies.

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

Disposition of the MDU Assets

On December 31, 2013, we sold certain assets to DIRECTV MDU, LLC, or DIRECTV MDU, and DIRECTV MDU assumed certain liabilities of the Company, related to the division of our business involved with the ownership and operation of subscription based video, high-speed internet and voice services and related call center functions to multiple dwelling unit customers, lodging and institution customers and commercial establishments, or, such assets, collectively, the MDU Assets. The operations of the MDU Assets were previously reported in our “Other Services” segment. In consideration for the MDU Assets, DIRECTV MDU paid us $12.5 million and additional non-cash consideration, assumed certain liabilities, and extended the existing Multiband/DIRECTV HSP Agreement, resulting in a four-year remaining term ending on December 31, 2017.

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

2014 Restructuring Plan

During the second quarter of 2014, our management approved, committed to and initiated plans to restructure and further improve efficiencies in our operations (the “2014 Restructuring Plan”). As part of the 2014 Restructuring Plan, we have taken steps to (i) further integrate our Multiband and CSG operations, including elimination of redundant positions and information technology infrastructure to realize acquisition synergies, (ii) exit certain locations to bring our overhead costs in line with our revenue, and (iii) eliminate certain headcount to bring our costs in line with our forecasted demand. The restructuring costs associated with the 2014 Restructuring Plan are recorded in the restructuring expense line item within our consolidated statements of operations and comprehensive income. We expect to incur the majority of the estimated remaining restructuring expenses through the end of 2014. Any changes to the estimates of executing the 2014 Restructuring Plan will be reflected in our future results of operations.

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

In addition, we provide services related to the design, engineering, installation, integration and maintenance of indoor small cell and DAS networks. Our acquisition of CSG was incorporated into our Professional Services segment, which has enhanced our ability to provide end-to-end in-building services from design and engineering to maintenance. Our enterprise small cell and DAS customers often require most or all of the services listed above and may also purchase consulting, post-deployment monitoring, performance optimization and maintenance services.

Infrastructure Services. Our Infrastructure Services segment provides program management services of field projects necessary to deploy, upgrade, maintain or decommission wireless outdoor networks. We support wireless carriers in their implementation of critical technologies such as long-term evolution, or 4G-LTE, the addition of new macro and outdoor small cell sites, increase of capacity at their existing cell sites through additional spectrum allocations, as well as other optimization and maintenance activities at cell sites. When a network provider requests our services to build or modify a cell site, our Infrastructure Services segment is able to: (i) handle the required pre-construction leasing, zoning, permitting and entitlement activities for the acquisition of the cell site, (ii) prepare site designs, structural analysis and certified drawings and (iii) manage the construction or modification of the site including tower-top and ground equipment installation. These services are managed by our wireless project and construction managers and are performed by a combination of scoping engineers, real estate specialists, ground crews, line and antenna crews and equipment technicians, either employed by us or retained by us as subcontractors.

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

We began operating the following additional segment and line of business in connection with the closing of the merger with Multiband:

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

Customers

For the year ended December 31, 2013, we provided services to customers across 47 states. Following our acquisition of Multiband, we began providing services to DIRECTV. The vast majority of our revenues relate to our MSAs with subsidiaries of AT&T Inc., DIRECTV and Alcatel-Lucent. For the years ended December 31, 2011, 2012 and 2013 and the nine months ended September 30, 2014, subsidiaries of AT&T Inc., DIRECTV and Alcatel-Lucent combined to provide 99.1%, 96.3%, 87.3% and 89.8% of our revenues, respectively. On May 18, 2014, AT&T Inc. and DIRECTV announced that they had entered into a merger agreement pursuant to which DIRECTV would merge with a subsidiary of AT&T Inc. The closing of the merger is subject to several conditions, including review and approval by the Federal Communications Commission, or the FCC, and the Department of Justice. If the merger occurs, our revenues would become more concentrated and dependent on our relationship with AT&T Inc.

AT&T

We provide site acquisition, construction, technology upgrades, Fiber to the Cell and maintenance services for AT&T Mobility, LLC, or AT&T, at cell sites in 9 of 31 distinct AT&T markets, or Turf Markets, as the sole, primary or secondary vendor, pursuant to a multi-year MSA that we entered into with AT&T and have amended and replaced from time to time. We refer to our MSAs with AT&T related to its turf program collectively as the “Mobility Turf Contract.” We have generated an aggregate of approximately $2.99 billion of revenue from subsidiaries of AT&T Inc. collectively for the period from January 1, 2009 through September 30, 2014.

We recently restructured our Mobility Turf Contract to consist of a general MSA with subordinate MSAs governing the services we provide thereunder. Effective January 14, 2014, we entered into the general MSA and a subordinate MSA governing site acquisition services, and on September 1, 2014, we entered into a subordinate MSA governing program management, project management, architecture and engineering, construction management and equipment installation services, or the Subordinate Construction MSA. The services governed by these subordinate MSAs were formerly provided pursuant to our previous Mobility Turf Contract MSA. The general MSA provides for a term expiring on August 31, 2016, and the Subordinate Construction MSA provides for a term expiring on August 31, 2017. AT&T has the option to renew both contracts on a yearly basis thereafter. Aside from extending the term of our Mobility Turf Contract, we do not anticipate that its restructuring will have a material effect on our results of operations.

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

Alcatel-Lucent

On July 15, 2014, we entered into a three-year MSA with Alcatel-Lucent, effective as of June 30, 2014, or the 2014 Alcatel-Lucent Contract. The 2014 Alcatel-Lucent Contract will replace the five year MSA we entered into with Alcatel-Lucent in November 2009, or the Alcatel-Lucent Contract. Pursuant to the 2014 Alcatel-Lucent Contract, we will provide, upon request, certain services, including deployment engineering, integration engineering, radio frequency engineering and other support services to Alcatel-Lucent that were formerly provided under the Alcatel-Lucent Contract. Although we have experienced a decline in the amount of legacy work that we have performed for Alcatel-Lucent and we expect this decline to continue under the 2014 Alcatel-Lucent Contract, we are also seeking to obtain work from Alcatel-Lucent on newer technologies. The 2014 Alcatel-Lucent Contract has an initial term ending June 30, 2017, after which the parties may mutually agree to extend the term on a yearly basis.

Sprint

In May 2012, we entered into an MSA with Sprint to provide decommissioning services for Sprint’s iDEN (push-to-talk) network. We are removing equipment from Sprint’s network that is no longer in use and restoring sites to their original condition. For the years ended December 31, 2012 and 2013 and for the nine months ended September 30, 2014, we recognized $11.9 million, $34.0 million and $43.4 million of revenue, respectively, related to the services we provide for Sprint.

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

Estimated Backlog

We refer to the amount of revenue we expect to recognize over the next 18 months from future work on uncompleted contracts, including MSAs and work we expect to be assigned to us under MSAs, and based on historical levels of work under such MSAs and new contractual agreements on which work has not begun, as our “estimated backlog.” We determine the amount of estimated backlog for work under MSAs based on historical trends, anticipated seasonal impacts and estimates of customer demand based upon communications with our customers. Our 18-month estimated backlog as of September 30, 2014 was $1.8 billion, including $0.4 billion of estimated backlog from DIRECTV. We expect to recognize approximately $0.3 billion of our estimated backlog in the three months ended December 31, 2014. The vast majority of estimated backlog as of September 30, 2014 has originated from multi-year customer relationships primarily with AT&T, DIRECTV and Alcatel-Lucent.

Because we use the completed contract method of accounting for revenues and expenses from our long-term construction contracts, our estimated backlog includes revenue related to projects that we have begun but not completed performance. Therefore, our estimated backlog contains amounts related to work that we have already performed but not completed.

While our estimated backlog includes amounts under MSAs and other service agreements, our customers are generally not contractually committed to purchase a minimum amount of services under these agreements, most of which can be cancelled on short or no advance notice. Therefore, our estimates concerning customers’ requirements may not be accurate. The timing of revenues for construction and installation projects included in our estimated backlog can be subject to change as a result of customer delays, regulatory requirements and other project related factors that may delay completion. Changes in timing could cause estimated revenues to be realized in periods later than originally expected or unrealized. Consequently, our estimated backlog as of any date is not a reliable indicator of our future revenues and earnings.

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

The following table presents our gross deferred project revenue and deferred project cost balances as of December 31, 2013 and September 30, 2014, which have been presented net on a project basis in the accompanying financial statements (in thousands):

	December 31, 2013	September 30, 2014
Deferred project revenue (gross)	$(197,854)	$(194,168)
Deferred project cost (gross)	251,421	248,988
Net deferred project cost	$53,567	$54,820

Costs in excess of billings on uncompleted projects	$100,258	$104,346
Billings in excess of costs on uncompleted projects	(46,691)	(49,526)
Net deferred project cost	$53,567	$54,820

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

For our Field Services segment, cost of revenues consists primarily of salaries for technicians, fleet expenses, costs of installation materials used in the field projects and subcontractor expenses.

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

Results of Operations

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2014

The following table sets forth information concerning our operating results by segment for the three months ended September 30, 2013 and 2014 (in thousands).

	Three Months Ended September 30,
	2013		2014
		Percentage of		Percentage of
	Amount	Total Revenue	Amount	Total Revenue	Change ($)	Change (%)
Revenues:
Professional Services	$28,729	12.2%	$24,801	6.8%	$(3,928)	(13.7)%
Infrastructure Services	179,095	76.0%	267,192	73.4%	88,097	49.2%
Field Services	23,581	10.0%	71,797	19.7%	48,216	204.5%
Other Services	4,233	1.8%	—	—	(4,233)	n/a
Total revenues	235,638	100.0%	363,790	100.0%	128,152	54.4%
Cost of revenues:
Professional Services	22,889	9.7%	22,717	6.2%	(172)	(0.8)%
Infrastructure Services	155,603	66.0%	220,769	60.7%	65,166	41.9%
Field Services	19,875	8.4%	57,281	15.7%	37,406	188.2%
Other Services	2,982	1.3%	—	—	(2,982)	n/a
Total cost of revenues	201,349	85.4%	300,767	82.7%	99,418	49.4%
Gross profit:
Professional Services	5,840		2,084		(3,756)	(64.3)%
Infrastructure Services	23,492		46,423		22,931	97.6%
Field Services	3,706		14,516		10,810	291.7%
Other Services	1,251		—		(1,251)	n/a
Total gross profit	34,289		63,023		28,734	83.8%

Gross margin as percent of segment revenues:
Professional Services	20.3%		8.4%
Infrastructure Services	13.1%		17.4%
Field Services	15.7%		20.2%
Other Services	29.6%		—
Total gross margin	14.6%		17.3%

Selling, general and administrative expenses	32,669	13.9%	27,924	7.7%	(4,745)	(14.5)%
Restructuring expense	—	—	4,653	1.3%	4,653	n/a
Impairment expense	—	—	1,754	0.5%	1,754	n/a
Other operating income	—	—	(1,666)	(0.5)%	(1,666)	n/a
Operating income	1,620	0.7%	30,358	8.3%	28,738	1774.0%
Other income	(8)	(0.0)%	(25)	(0.0)%	(17)	(212.5)%
Interest expense	11,646	4.9%	11,188	3.1%	(458)	(3.9)%
Income (loss) before income taxes	(10,018)	(4.3)%	19,195	5.3%	29,213	291.6%
Income tax expense (benefit)	(701)	(0.3)%	2,092	0.6%	2,793	398.4%
Net income (loss)	$(9,317)	(4.0)%	$17,103	4.7%	$26,420	283.6%

Revenues

We recognized total revenues of $363.8 million for the three months ended September 30, 2014, compared to $235.6 million for the three months ended September 30, 2013, representing an increase of $128.2 million, or 54.4%. Our aggregate revenue from subsidiaries of AT&T Inc., a majority of which was earned through our Infrastructure Services segment, was $257.2 million for the three months ended September 30, 2014, compared to $158.3 million in the same period of 2013. A significant amount of our revenue increase was due to increased volume of services provided to subsidiaries of AT&T Inc. and the inclusion of Multiband revenues for the full three months ended September 30, 2014. For the three months ended September 30, 2014, Multiband revenues were $72.2 million, compared to $27.8 million of revenues from Multiband during the three months ended September 30, 2013, as Multiband’s revenues were only included in our results beginning August 31, 2013. These increases were partially offset by a decline in revenues from the Professional Services segment.

Revenues for the Professional Services segment decreased $3.9 million, or 13.7%, to $24.8 million in the three months ended September 30, 2014 from $28.7 million in the same period of 2013. This decrease was primarily due to an anticipated decline of 40% on the volume of CDMA services provided to Alcatel-Lucent, which was partially offset by an increase in the number of DAS projects. Our aggregate revenue from Alcatel-Lucent for the three months ended September 30, 2014 was $10.2 million compared to $16.9 million in the same period of 2013.

Revenues for the Infrastructure Services segment increased by $88.1 million, or 49.2%, to $267.2 million for the three months ended September 30, 2014 from $179.1 million in the same period of 2013. The increase was primarily due to an increase in the volume of site acquisition contract completions as well as the accelerated deployment of 4G-LTE networks by our largest customers. During the second quarter of 2014, AT&T deferred certain capital expenditures with us. We began to see an impact to the volume of services provided to subsidiaries of AT&T Inc. in the second quarter of 2014 due to the deferral of these AT&T capital expenditures and we expect this impact to continue through the remainder of the year.

The Field Services segment is comprised of operations acquired in the merger with Multiband and was therefore only included in our results beginning August 31, 2013. The Field Services segment contributed revenues of $71.8 million for the three months ended September 30, 2014.

Cost of Revenues

Our cost of revenues for the three months ended September 30, 2014, of $300.8 million increased $99.4 million, or 49.4%, as compared to $201.3 million for the three months ended September 30, 2013, and occurred during a period when revenues increased 54.4% from the comparative period. Cost of revenues represented 82.7% and 85.4% of total revenues for the three months ended September 30, 2014 and 2013, respectively, due to the increase in site acquisition contract completions in the three months ended September 30, 2014.

Cost of revenues for the Professional Services segment decreased $0.2 million to $22.7 million for the three months ended September 30, 2014 from $22.9 million for the same period of 2013. Cost of revenues for the Professional Services segment decreased 0.8% while revenues for the Professional Services segment decreased by 13.7% from the comparative period primarily related to a reduction of project workload under the Alcatel-Lucent Contract, which consists primarily of engineering services, and an increase in the volume of DAS projects which include both installation and materials. As part of the 2014 Restructuring Plan we have taken steps to reduce our Professional Services headcount to better align it with projected demand.

Cost of revenues for the Infrastructure Services segment increased $65.2 million to $220.8 million for the three months ended September 30, 2014 from $155.6 million for the same period of 2013 or 41.9%. This increase is primarily related to the 49.2% increase in revenue for the Infrastructure Services segment compared to same quarter of the prior year. Infrastructure Services cost of revenues as a percentage of Infrastructure Services revenues decreased to 82.6% in the three months ended September 30, 2014 from 86.9% in the comparable period in 2013 primarily due to arrangements we entered into with subcontractors in 2013 due to the high demand for tower crews which did not recur in 2014.

The Field Services segment is comprised of operations acquired in the merger with Multiband and was therefore only included in our results beginning August 31, 2013. Cost of revenues for the Field Services segment was of $57.3 million for the three months ended September 30, 2014, which included a $3.8 million gain realized upon return of leased vehicles.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2014 were $27.9 million as compared to $32.7 million for the same period of 2013, representing an overall decrease of $4.7 million, or 14.5%. The decrease during the period is primarily attributable to (i) a $9.0 million reduction of the fair value of the earn-out obligation related to the acquisition of CSG and (ii) a $3.4 million reduction in professional services primarily related to restatement related charges incurred in the second quarter of 2013 that did not recur in 2014, both of which were partially offset by (i) an increase of $7.1 million in employee related costs and the inclusion of Multiband for the full three months, and (ii) an increase in compensation expense recognized for outstanding share-based awards of $1.1 million. Selling, general and administrative expense as a percentage of revenue for the three months ended September 30, 2014 was 7.7% compared to 13.9% for the three months ended September 30, 2013. The change in the fair value of the CSG earn-out decreased selling, general and administrative expenses as a percentage of revenues by 3.5% for the three months ended September 30, 2014.

Other Operating Income

Other operating income for the three months ended September 30, 2014 and 2013 was $1.7 million and $0, respectively. The other operating income earned during the three months ended September 30, 2014 was primarily due to a $1.5 million reduction in our estimate of the fair value of our guarantee of indebtedness of a related party as a result of the pledge of certain assets to secure the related party’s reimbursement to us. See “Off-Balance Sheet Arrangements—Guarantee.”

Interest Expense

Interest expense for the three months ended September 30, 2014 and 2013, was $11.2 million and $11.6 million, respectively.

Income Tax Expense (Benefit)

As a result of income before taxes, we recorded income tax expense of $2.1 million for the three months ended September 30, 2014, compared to a benefit of $0.7 million for the same period of 2013. Our effective income tax rate was 10.9% and (7.0)% for the three months ended September 30, 2014 and 2013, respectively.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2014

The following table sets forth information concerning our operating results by segment for the nine months ended September 30, 2013 and 2014 (in thousands).

	Nine Months Ended September 30,
	2013		2014
		Percentage of		Percentage of
	Amount	Total Revenue	Amount	Total Revenue	Change ($)	Change (%)
Revenues:
Professional Services	$78,029	13.6%	$71,412	8.0%	$(6,617)	(8.5)%
Infrastructure Services	467,827	81.5%	624,228	70.1%	156,401	33.4%
Field Services	23,581	4.1%	195,305	21.9%	171,724	728.2%
Other Services	4,233	0.7%	—	—	(4,233)	n/a
Total revenues	573,670	100.0%	890,945	100.0%	317,275	55.3%
Cost of revenues:
Professional Services	62,619	10.9%	67,690	7.6%	5,071	8.1%
Infrastructure Services	403,785	70.4%	520,116	58.4%	116,331	28.8%
Field Services	19,875	3.5%	170,495	19.1%	150,620	757.8%
Other Services	2,982	0.5%	—	—	(2,982)	n/a
Total cost of revenues	489,261	85.3%	758,301	85.1%	269,040	55.0%
Gross profit:
Professional Services	15,410		3,722		(11,688)	(75.8)%
Infrastructure Services	64,042		104,112		40,070	62.6%
Field Services	3,706		24,810		21,104	569.5%
Other Services	1,251		—		(1,251)	n/a
Total gross profit	84,409		132,644		48,235	57.1%

Gross margin as percent of segment revenues:
Professional Services	19.7%		5.2%
Infrastructure Services	13.7%		16.7%
Field Services	15.7%		12.7%
Other Services	29.6%		—
Total gross margin	14.7%		14.9%

Selling, general and administrative expenses	83,073	14.5%	88,386	9.9%	5,313	6.4%
Restructuring expense	—	—	7,379	0.8%	7,379	n/a
Impairment expense	—	—	1,754	0.2%	1,754	n/a
Other operating income	—	—	(3,235)	(0.4)%	(3,235)	n/a
Operating income (loss)	1,336	0.2%	38,360	4.3%	37,024	2771.3%
Other income	(8)	(0.0)%	(71)	(0.0)%	(63)	(787.5)%
Interest expense	28,790	5.0%	34,342	3.9%	5,552	19.3%
Income (loss) before income taxes	(27,446)	(4.8)%	4,089	0.5%	31,535	114.9%
Income tax expense (benefit)	(7,090)	(1.2)%	2,157	0.2%	9,247	130.4%
Net income (loss)	$(20,356)	(3.5)%	$1,932	0.2%	$22,288	109.5%

Revenues

We recognized total revenues of $890.9 million for the nine months ended September 30, 2014, compared to $573.7 million for the nine months ended September 30, 2013, representing an increase of $317.3 million, or 55.3%. Our aggregate revenue from subsidiaries of AT&T Inc., a majority of which was earned through our Infrastructure Services segment, was $585.8 million for the nine months ended September 30, 2014, compared to $433.2 million in the same period of 2013. A significant amount of our revenue increase was due to increased volume of services provided to subsidiaries of AT&T Inc. and the inclusion of Multiband revenues for the full first nine months of the year. For the first nine months of 2014, Multiband revenues were $197.9 million, compared to $27.8 million of revenues from Multiband during the nine months ended September 30, 2013, as Multiband’s revenues were only included in our results beginning August 31, 2013. These increases in revenue were partially offset by a decline in revenues from the Professional Services segment.

Revenues for the Professional Services segment decreased $6.6 million, or 8.5%, to $71.4 million in the nine months ended September 30, 2014 from $78.0 million in the same period of 2013. The acquisition of CSG contributed revenues of $30.6 million in the nine months ended September 30, 2014 as compared to $26.0 million for the comparable period in 2013. Excluding the CSG revenues, our Professional Services revenues declined $11.2 million, or 21.5%. This decrease was primarily due to an anticipated decline in the volume of CDMA services provided to Alcatel-Lucent. Our aggregate revenue from Alcatel-Lucent for the nine months ended September 30, 2014 was $31.7 million compared to $42.4 million in the same period of 2013.

Revenues for the Infrastructure Services segment increased by $156.4 million, or 33.4%, to $624.2 million for the nine months ended September 30, 2014 from $467.8 million in the same period of 2013. The increase was primarily due to an increase in the volume of site acquisition contract completions as well as the accelerated deployment of 4G-LTE networks by our largest customers. During the second quarter of 2014, AT&T deferred certain capital expenditures with us. We began to see an impact to the volume of services provided to subsidiaries of AT&T Inc. in the second quarter of 2014 due to a deferral of these capital expenditures. We expect this impact to continue through the remainder of the year and are uncertain whether AT&T will maintain this level of capital expenditures with us.

The Field Services segment is comprised of operations acquired in the merger with Multiband and was therefore only included in our results beginning August 31, 2013. The Field Services segment contributed revenues of $195.3 million for the nine months ended September 30, 2014.

Cost of Revenues

Our cost of revenues for the nine months ended September 30, 2014, of $758.3 million increased $269.0 million, or 55.0%, as compared to $489.3 million for the nine months ended September 30, 2013, and occurred during a period when revenues increased 55.3% from the comparative period. Cost of revenues represented 85.1% and 85.3% of total revenues for the nine months ended September 30, 2014 and 2013, respectively.

Cost of revenues for the Professional Services segment increased $5.1 million to $67.7 million for the nine months ended September 30, 2014 from $62.6 million for the same period of 2013. The operation of the assets acquired in the acquisition of CSG contributed cost of revenues of $29.3 million during the nine months ended September 30, 2014 as compared to $18.9 million for the comparable period in 2013. Excluding CSG cost of revenues, our Professional Services cost of revenues declined $5.3 million, or 12.1%. This decrease was primarily related to a reduction of project workload under the Alcatel-Lucent Contract. Cost of revenues for the Professional Services segment increased 8.1% while revenues for the Professional Services segment decreased by 8.5% from the comparative period primarily related to a reduction of project workload under the Alcatel-Lucent Contract. As part of the 2014 Restructuring Plan we have taken steps to reduce our Professional Services headcount to better align it with projected demand.

Cost of revenues for the Infrastructure Services segment increased $116.3 million to $520.1 million for the nine months ended September 30, 2014 from $403.8 million for the same period of 2013 or 28.8%. This is primarily related to the 33.4% increase in revenue for the Infrastructure Services segment compared to same quarter of the prior year. Infrastructure Services cost of revenues as a percentage of Infrastructure Services revenues decreased to 83.3% in the nine months ended September 30, 2014 from 86.3% in the comparable period in 2013 primarily due to arrangements we entered into with subcontractors in 2013 due to the high demand for tower crews which did not recur in 2014.

The Field Services segment is comprised of operations acquired in the merger with Multiband and was therefore only included in our results beginning August 31, 2013. Cost of revenues for the Field Services segment was of $170.5 million for the nine months ended September 30, 2014, which included a $6.3 million gain realized upon return of leased vehicles.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended September 30, 2014 were $88.4 million as compared to $83.1 million for the same period of 2013, representing an overall increase of $5.3 million, or 6.4%. The increase during the period is primarily attributable to (i) an increase of $23.4 million related to employee related costs and the inclusion of Multiband for the full nine months and (ii) an increase in compensation expense recognized for outstanding share-based awards of $0.8 million. These increases were partially offset by a (i) a $9.5 million reduction in the fair value of the earn-out obligation related to the acquisition of CSG and (ii) a $11.1 million reduction in professional services primarily related to restatement related charges incurred during the nine months ended September 30, 2013 that did not recur in 2014. Selling, general and administrative expense as a percentage of revenue for the nine months ended September 30, 2014 were 9.9% compared to 14.5% for the nine months ended September 20, 2013. The change in the fair value of the CSG earn-out decreased selling, general and administrative expenses as a percentage of revenues by 1.0% for the nine months ended September 30, 2014.

Other Operating Income

Other operating income for the nine months ended September 30, 2014 and 2013 was $3.2 million and $0, respectively. The other operating income earned during the nine months ended September 30, 2014 was primarily related (i) to successful negotiations with DIRECTV that enabled us to bill DIRECTV $1.2 million for services performed prior to the acquisition of Multiband, (ii) favorable settlement of $0.4 million related to litigation with a former executive of the Company, and (iii) a $1.5 million reduction in our estimate of the fair value of our guarantee of indebtedness with a related party. See “Off-Balance Sheet Arrangements—Guarantee.”

Interest Expense

Interest expense for the nine months ended September 30, 2014 and 2013, was $34.3 million and $28.8 million, respectively. This increase is primarily attributable to the issuance of the tack-on notes on June 13, 2013, with respect to which interest expense was only included in our nine months ended September 30, 2013 results beginning on such date.

Income Tax Expense (Benefit)

As a result of income before taxes, we recorded income tax expense of $2.2 million for the nine months ended September 30, 2014, compared to a benefit of $7.1 million for the same period of 2013. Our effective income tax rate was 52.8% and (25.8)% for the nine months ended September 30, 2014 and 2013, respectively. The increase in the effective tax rate is due to the effect of state taxes and permanent items applied to our relatively low income before taxes for the nine months ended September 30, 2014.

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

Our primary sources of liquidity are currently cash flows from continuing operations, funds available under our Credit Facility with PNC Bank, National Association, or PNC Bank, and our cash balances. We had $59.4 million and $82.2 million of cash on hand at December 31, 2013 and September 30, 2014, respectively. The Credit Facility permits us to borrow up to $50.0 million, subject to a borrowing base calculation and the compliance with certain covenants described below. As of September 30, 2014, our borrowing base under the Credit Facility was $27.4 million. We had $45.5 million and $22.9 million of availability for additional borrowings under our Credit Facility as of December 31, 2013 and September 30, 2014, respectively, subject to compliance with certain covenants described below.

We anticipate that our future primary liquidity needs will be for working capital, capital expenditures, debt service and any strategic acquisitions or investments that we make. We evaluate opportunities for strategic acquisitions and investments from time to time that may require cash and may consider opportunities to either repurchase outstanding debt or repurchase outstanding shares of our common stock in the future. We may also fund strategic acquisitions or investments with the proceeds from equity or debt issuances. In addition, during 2013 and the nine months ended September 30, 2014 we spent approximately $1.1 million and $1.9 million, respectively, in contributions to charitable and religious organizations. We intend to make similar contributions in the future as we believe such contributions reflect our core values. We believe that, based on our cash balance, the availability we expect under the Credit Facility and our expected cash flow from operations, we will be able to meet all of our financial obligations for the next twelve months.

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

Our Infrastructure Services revenues are primarily from fixed-unit price projects and are recognized under the completed contract method of accounting, and we bill for our services as we complete certain billing milestones contained in the contract. Our collection terms are generally one percent if paid in twenty days, net sixty days for AT&T. Our Mobility Turf Contract allows AT&T to retain 10% of the amount due, on a per site basis, until the job is completed. For certain customers, including AT&T, we maintain inventory to meet the requirements for materials under the contracts. Occasionally, certain customers pay us in advance for a portion of the materials we purchase for their projects, or allow us to pre-bill them for materials purchases up to specified amounts. Our agreements with material providers usually allow us to pay them within 45 days of delivery. Our agreements with subcontractors usually have terms of 60 days. As of September 30, 2014, we had $57.0 million in working capital, defined as current assets less current liabilities, as compared to $46.4 million in working capital at December 31, 2013.

Our Field Services segment earns revenue through installations and maintenance services provided to DIRECTV. A large portion of the inventory for Field Services segment is purchased from DIRECTV under 30-day payment terms. The Field Services segment is paid by DIRECTV for its services on a weekly basis approximately two weeks after the work is completed. The weekly payment received includes a reimbursement for certain inventory used during the installation process.

We have taken deliberate steps since March 31, 2014 to enhance our working capital position. During the second quarter of 2014, we began participating in an AT&T sponsored vendor finance program with Citibank, N.A., or Citibank, that is discussed under “Supplier Finance Program” below. This program has reduced our collection time on AT&T invoices and has significantly reduced the AT&T invoices subject to a one percent discount on invoices for early payment. In addition, we have reengineered our processes to improve our efforts to more timely invoice our clients for services provided. We have also begun to implement corporate restructuring and integration activities as a result of our 2014 Restructuring Plan that we expect will improve efficiencies in our operations and reduce our costs and expenses. These efforts have begun to, and we anticipate that they will continue to, increase our cash on hand and reduce the difference between billings in excess of costs on uncompleted projects and costs in excess of billings on uncompleted projects.

Supplier Finance Program

On May 8, 2014, we entered into an AT&T-sponsored vendor finance program with Citibank that has the effect of reducing the collection cycle time on AT&T invoices. This program eliminates the one percent discount on each invoice offered to AT&T for payment within twenty days. We do, however, pay Citibank a discount fee of LIBOR (as defined) plus one percent per annum on the dollar amount of AT&T receivables sold to Citibank from the date of sale until the scheduled payment date of 60 days from acceptance of the invoice. We expect this change to have a positive effect on working capital as well as a favorable change to gross profit for the Infrastructure Services segment. Our election to move to this program does, however, cause AT&T receivables to be removed from the borrowing base calculation under the Credit Facility. While the maximum commitment under the Credit Facility remains at $50.0 million, we expect the net availability under the Credit Facility to decline compared to historical levels as a result of the elimination of the AT&T receivables from the borrowing base calculation. Assuming the program was in place as of December 31, 2013, the elimination of AT&T receivables from our borrowing base calculation would have caused our borrowing base to reduce from $50.0 million to $35.9 million, and our availability for additional borrowings under the Credit Facility after giving effect to outstanding borrowings and letters of credit to reduce from $45.5 million to $31.4 million. Our borrowing base and availability for additional borrowings under the Credit Facility were $27.4 million and $22.9 million at September 30, 2014.

Cash Flow Analysis

The following table presents selected cash flow data for the nine months ended September 30, 2013 and 2014 (in thousands).

	Nine Months Ended September 30,
	2013	2014
Net cash provided by (used in) operating activities	$(78,398)	$44,994
Net cash used in investing activities	(122,825)	(14,363)
Net cash provided by (used in) financing activities	101,937	(7,849)
Effect of exchange rate changes on cash	—	(4)
Increase (decrease) in cash	$(99,286)	$22,778

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

Net cash provided by (used in) operating activities increased by $123.4 million to $45.0 million for the nine months ended September 30, 2014, as compared to the same period in 2013. This change is primarily attributable to invoicing related to amounts included in our costs in excess of billings, collections on accounts receivables and the receipt of an income tax receivable of $13.0 million, partially offset by an increase in interest paid of $6.8 million. The decrease in our accounts receivable is partially due to reduced payment terms per the vendor finance program with Citibank.

Investing Activities

Net cash used in investing activities decreased by $108.4 million to $14.4 million for the nine months ended September 30, 2014 as compared to the same period in 2013 primarily related to our acquisitions of CSG and Multiband in 2013. Net cash used in investing activities primarily consists of DAS-related construction that we intend to lease the right to use to major carriers.

Financing Activities

Net cash used in financing activities decreased by $109.7 million to $7.8 million for the nine months ended September 30, 2014 as compared to the same period in 2013. The change was driven primarily by the issuance of the tack-on notes in connection with the acquisition of Multiband in 2013.

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

Definitions

Under the Indenture, “Consolidated EBITDA”, “Fixed Charge Coverage Ratio” and “Total Leverage Ratio” are defined as follows:

“Consolidated EBITDA” means EBITDA, as adjusted to eliminate the impact of certain items, including: (i) share-based compensation (non-cash portion), (ii) certain professional and consulting fees identified in the Indenture, (iii) severance expense (paid to certain senior level employees), (iv) amortization of debt issuance costs, (v) expenses related to the 2014 Restructuring Plan and (vi) impairment of long-lived assets.

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

Under the terms of the Credit Facility, we must maintain a Fixed Charge Coverage Ratio equal to at least 1.25 to 1.00 (which ratio was 1.78 to 1.00 at September 30, 2014) and a Leverage Ratio no greater than as described in the table above (which ratio was 4.20 to 1.00 at September 30, 2014) during such time as a Triggering Event is continuing. A “Triggering Event” occurs when our undrawn availability (measured as of the last date of each month) on the Credit Facility has failed to equal at least $10 million for two consecutive months and continues until our undrawn availability equals $20 million for at least three consecutive months. We are only required to maintain such ratios at such time that a Triggering Event is in existence. Failure to comply with such ratios during the existence of a Triggering Event constitutes an Event of Default (as defined therein) under the Credit Facility. Had we been required to meet these ratio tests as of September 30, 2014, we would have met the Fixed Charge Coverage Ratio and the Leverage Ratio.

Under the terms of the Indenture, we are required to meet certain ratio tests giving effect to anticipated transactions, including borrowing debt and making restricted payments prior to entering these transactions. Under the Indenture, these ratio tests include a Fixed Charge Coverage Ratio of at least 2.00 to 1.00 (which ratio was 1.48 to 1.00 at September 30, 2014) and a Total Leverage Ratio not greater than 2.50 to 1.00 (which ratio was 5.31 to 1.00 at September 30, 2014). Excluding the merger with Multiband, with respect to which holders of the notes waived compliance with both ratios pursuant to the Consent Letter, we have not entered into any transaction that requires us to meet these tests as of September 30, 2014. Had we been required to meet these ratio tests as of September 30, 2014, we would not have met the Fixed Charge Coverage Ratio or the Total Leverage Ratio.

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

We present Consolidated EBITDA, which is referred to as Consolidated EBITDA in the Indenture, because certain covenants in the Indenture that affect our ability to incur additional indebtedness as well as to enter into certain other transactions are calculated based on Consolidated EBITDA. Consolidated EBITDA adjusts EBITDA to eliminate the impact of certain items, including: (i) share-based compensation (non-cash portion); (ii) certain professional and consultant fees identified in the Indenture; (iii) severance expense (paid to certain senior level employees); (iv) amortization of debt issuance costs; (v) restatement fees and expenses; (vi) a tax gross-up payment made to the Company’s Chief Executive Officer to cover his tax obligation for an award of common stock; (vii) transaction fees and expenses related to acquisitions, the making of certain permitted investments, the issuance of equity or the incurrence of permitted debt; (viii) expenses related to the 2014 Restructuring Plan; and (ix) impairment of long-lived assets.

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

The following table reconciles our net income to EBITDA and EBITDA to Consolidated EBITDA (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
EBITDA and Consolidated EBITDA:
Net income (loss)	$(9,317)	$17,103	$(20,356)	$1,932
Income tax expense (benefit)	(701)	2,092	(7,090)	2,157
Interest expense	11,646	11,188	28,790	34,342
Depreciation and amortization	2,666	2,790	6,133	8,514
EBITDA	4,294	33,173	7,477	46,945
Share-based compensation (a)	1,073	2,148	3,416	4,193
Amortization of debt issuance costs (b)	(523)	(871)	(1,117)	(2,606)
Restructuring expense (c)	—	4,653	—	7,379
Restatement fees and expenses (d)	—	—	3,380	—
Acquisition-related transaction expenses (e)	3,768	—	5,546	—
Asset impairments (f)	—	1,754	—	1,754
Consolidated EBITDA	$8,612	$40,857	$18,702	$57,665

(a)	Represents non-cash expense related to equity-based compensation.
(b)	Amortization of debt issuance costs is included in interest expense but excluded in the calculation of Consolidated EBITDA per the Indenture.
(c)	Represents expenses incurred in connection with the 2014 Restructuring Plan.
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

(e)	Represents fees and expenses incurred relating to our business acquisitions.
(f)	Represents impairment charges recognized on our long-lived assets.

Mortgage

In March 2014, our wholly owned subsidiary, Multiband Special Purpose, LLC (“MBSP”), refinanced the mortgage payable related to the Multiband headquarters in Minnetonka, Minnesota with Commerce Bank, for the amount of $3.8 million with an interest rate of 5.75% per annum. The loan is payable in monthly installments, with the final payment due in March 2019, and is secured by a lien on Multiband’s headquarters. As additional collateral for the mortgage, MBSP deposited $1.0 million in the lender’s favor. During the third quarter of 2014, we listed for sale the Multiband headquarters building in Minnetonka, Minnesota. The building and associated mortgage have been recorded as assets and liabilities held for sale, respectively in the accompanying consolidated balance sheet.

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

Acquisition-Related Contingent Consideration

In our acquisitions of CSG and DBT, we have agreed to make future cash earn-out payments to the sellers, which are contingent upon the future performance of the acquired businesses. The estimated fair value, which is the estimated payout discounted for the time value of money, of the earn-out obligations recorded as of September 30, 2014 was $1.2 million, $0.5 million of which was recorded as a current liability in our consolidated balance sheet. During the third quarter of 2014, we recorded a $9.0 million reduction to the fair value of the CSG contingent consideration liability based upon changes in management’s forecast for the CSG operations during the remainder of the earn-out period partially as a result of the deferral of certain projects by AT&T.

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

Guarantee

In October 2011, we issued a letter of credit as a guarantee of a related party’s line of credit. The maximum available to be drawn on the line of credit is $4.0 million. In the event of default on the line of credit by the related party, the letter of credit provides that we will have the option to enter into a note purchase agreement with the lender or to permit a drawing on the letter of credit in an amount not to exceed the amount by which the outstanding obligation exceeds the value of the related party’s collateral securing the line of credit, but in no event more than $4.0 million. Our letter of credit was originally due to expire in July 2012 and prior to expiration has been amended each year thereafter to extend the expiration date by one year. The letter of credit was most recently amended to extend the guarantee of the related party’s line of credit until July 2015.

Our exposure with respect to the letter of credit is supported by a reimbursement agreement from the related party, secured by a pledge of assets and stock of the related party. As of December 31, 2011, we concluded that we will likely be required to perform for the full exposure under the guarantee and therefore recorded a liability in the amount of $4.0 million included in accrued liabilities in our consolidated financial statements in the fourth quarter of 2011. This guarantee liability for the full amount of $4.0 million remains in accrued liabilities as of September 30, 2014.

In the third quarter of 2014, we and the related party negotiated an arrangement whereby we agreed not to pursue the pledged collateral for a period of time not extending beyond May 5, 2016 (the “Forbearance Period”) in the event the line of credit is drawn upon in exchange for the related party’s pledge to us of 15,625 shares of Goodman Networks common stock. In addition, we agreed to discharge and deem paid-in-full all obligations of the related party to us if on or prior to the end of the Forbearance Period, the related party makes a cash payment to us in the amount of $1.5 million plus interest at a rate of 2.0% per annum from September 25, 2014. Pursuant to the agreement we agreed to instruct the lender to draw on the letter of credit. As a result of the agreement reached in the third quarter of 2014, we recorded other income of $1.5 million in the consolidated income statement and recorded the pledged stock as additional paid-in capital on the consolidated balance sheet. The guarantee liability for the full amount of $4.0 million remains in accrued liabilities as of September 30, 2014.

Indemnification Obligations

We generally indemnify our customers for the services we provide under our contracts, as well as other specified liabilities, which may subject us to indemnity claims, liabilities and related litigation. As of September 30, 2014, we are not aware of any asserted claims for material amounts in connection with these indemnity obligations.

Seasonality

Historically we have experienced seasonal variations in our business primarily due to the capital planning cycles of certain of our customers. Generally, AT&T’s annual capital plans are not finalized to the project level until sometime during the first three months of the year, resulting in reduced capital spending in the first quarter relative to the rest of the year. This results in a significant portion of contracts related to our Infrastructure Services segment being completed during the fourth quarter of each year. Because we have adopted the completed contract method, we do not recognize revenue or expenses on contracts until we have substantially completed the contract. Accordingly, the recognition of revenue and expenses on contracts that span quarters may also cause our reported results of operations to experience significant fluctuations.

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

Interest Rate Risk

The interest on outstanding balances under our Credit Facility accrues at variable rates based, at our option, on the agent bank’s base rate (as defined in the Credit Facility) plus a margin of between 1.50% and 2.00%, or at LIBOR (not subject to a floor) plus a margin of between 2.50% and 3.00%, depending on certain financial thresholds. We had no outstanding borrowings under our Credit Facility as of September 30, 2014. Our notes payable balance at September 30, 2014 is comprised of our original notes and tack-on notes due in 2018, which bear a fixed rate of interest of 12.125%. Due to the fixed rate of interest on the notes, changes in interest rates would not have an impact on the related interest expense.

The mortgage payable related to the Multiband headquarters building was refinanced with Commerce Bank on March 28, 2014, with a fixed interest rate of 5.75% per annum. Due to the fixed rate of interest on the mortgage, changes in interest rates would not have an impact on the related interest expense.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) was performed under the supervision and with the participation of our senior management, including our Executive Chairman, Chief Executive Officer and interim Chief Financial Officer. The purpose of disclosure controls and procedures is to ensure that information required to be disclosed in the reports we file or submit is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Executive Chairman, Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

As previously disclosed under “Item 9A – Controls and Procedures” in our 2013 Annual Report, we concluded that our internal control over financial reporting was not effective based on the material weakness identified. Based on that material weakness in internal control over financial reporting, which we view as an integral part of our disclosure controls and procedures, our Executive Chairman, Chief Executive Officer and interim Chief Financial Officer have concluded that, as of the quarter ended September 30, 2014, our disclosure controls and procedures were not effective. Nevertheless, based on a number of factors, including the performance of additional procedures by management designed to ensure the reliability of our financial reporting, we believe that the consolidated financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Management’s Remediation Initiatives and Changes in Internal Control over Financial Reporting

We continue to make progress towards achieving the effectiveness of our disclosure controls and procedures. Remediation generally requires making changes to how controls are designed and then adhering to those changes for a sufficient period of time such that the effectiveness of those changes is demonstrated with an appropriate amount of consistency. We believe that we have made significant improvements in our internal control over financial reporting and are committed to remediating our material weakness. Our remediation initiatives are intended to further address our specific material weakness and to continue to enhance our internal control over financial reporting. The Company has developed processes and procedures necessary to remediate its internal control weakness and as of September 30, 2014 these enhanced procedures continue to be evaluated and tested. We anticipate that our revised processes and procedures will be operating during the fourth quarter of 2014, however, these enhanced processes and procedures will likely not be in place for a sufficient period of time subsequent to implementation to conclude that they are operating effectively as of December 31, 2014 and therefore we may not be able to conclude that the material weakness has been remediated as of December 31, 2014. There have been no material changes to our remediation initiatives since the issuance of our 2013 Annual Report on March 31, 2014.

There were no material changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15 and 15d-15 that occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We derive the vast majority of our revenues from subsidiaries of AT&T Inc. and DIRECTV. The loss of any of these customers or a reduction in their demand for our services would impair our business, financial condition and results of operations.

We derive the vast majority of our revenues from subsidiaries of AT&T Inc. and DIRECTV. We derived our revenue from the following sources over the past two fiscal years and the nine months ended September 30, 2014 (dollars in thousands):

	Years Ended December 31,						Nine Months Ended September 30,
	2012		2013		2013, on a pro forma basis for the merger with Multiband (1)		2013		2013, on a pro forma basis for the merger with Multiband (1)		2014
Revenue From:	Revenue	Percent of Total	Revenue	Percent of Total	Revenue	Percent of Total	Revenue	Percent of Total	Revenue	Percent of Total	Revenue	Percent of Total
Subsidiaries of AT&T Inc.	$532,082	87.3%	$662,758	71.1%	$662,758	58.4%	$433,193	75.5%	$433,193	55.7%	$585,755	65.7%
DIRECTV	—	—	92,425	9.9%	270,329	23.8%	24,791	4.3%	202,986	26.1%	182,801	20.5%
	$532,082	87.3%	$755,183	81.0%	$933,087	82.2%	$457,984	79.8%	$636,179	81.8%	$768,556	86.2%

(1) Giving effect to the merger with Multiband as if it occurred on January 1, 2013.

Because we derive the vast majority of our revenues from these customers, and certain of our services for AT&T are provided on a territory basis, with no required commitment for AT&T to spend a specified amount in such territory with us, we could experience a material adverse effect to our business, financial condition or results of operations if the amount of business we obtain from these customers is reduced. On May 18, 2014, AT&T Inc. and DIRECTV announced that they had entered into a merger agreement pursuant to which DIRECTV would merge with a subsidiary of AT&T Inc. The closing of the merger is subject to several conditions, including review and approval by the FCC and the Department of Justice. If the merger occurs, our revenues could become more concentrated and dependent on our relationship with AT&T Inc. To the extent that our performance does not meet customer expectations, or our reputation or relationships with our key customers are impaired, we may lose future business with such customers, which would materially adversely affect our ability to generate revenue. Any of these factors could negatively impact our business, financial condition or results of operations.

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

The borrowings available under the Credit Facility are subject to fluctuations in the calculation of a borrowing base, which is based on the value of our eligible accounts receivable and up to $10.0 million of eligible inventory. On May 8, 2014, we entered into an AT&T-sponsored vendor finance program to reduce our effective collection cycle time on AT&T invoices, but to facilitate the program, we amended the Credit Facility to remove the AT&T receivables as collateral thereunder. Our receivables with AT&T therefore no longer contribute to our borrowing base under the Credit Facility. While the maximum commitment on the Credit Facility remains at $50.0 million, we expect the net availability thereunder to decline compared to historical levels as a result of the elimination of the AT&T receivables from the borrowing base calculation. Assuming this program was in place as of December 31, 2013, the elimination of AT&T receivables from our borrowing base calculation would have caused our borrowing base under the Credit Facility to reduce from $50.0 million to $35.9 million and our availability for additional borrowings under the Credit Facility after giving effect to outstanding borrowings and letters of credit to reduce from $45.5 million to $31.4 million. At September 30, 2014, our borrowing base under the Credit Facility was $27.4 million and our availability for additional borrowings after giving effect to outstanding borrowings and letters of credit was $22.9 million. As a result, the availability under the Credit Facility fluctuates with the level of receivables with customers other than AT&T and reduces as we collect receivables or if they are not paid within a certain period of time. If the value of our eligible inventory were to significantly decrease, it could also reduce our borrowing capacity. If our borrowing base is reduced below the level of outstanding borrowings on the Credit Facility, then a portion of the outstanding indebtedness under the Credit Facility could become due and payable. If that should occur, we may be forced to use the proceeds from the collection of receivables to repay the facility or we may be unable to repay all of our obligations under the Credit Facility, which could force us to sell significant assets or allow our assets to be foreclosed upon. Should our liquidity needs exceed our cash on hand and borrowings available under the Credit Facility, we would be required to obtain modifications of the Credit Facility or secure another source of financing to continue to operate our business, which may not be available at a favorable price, or at all.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

A list of exhibits filed herewith is contained in the Exhibit Index that immediately precedes such exhibits and is incorporated by reference herein.

Signatures

The Company has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

GOODMAN NETWORKS INCORPORATED

Date:	November 13, 2014	By:	/s/ RON B. HILL
Name: Ron B. Hill
Title: Chief Executive Officer and President (Duly authorized officer)

Date:	November 13, 2014	By:	/s/ GEOFFREY MILLER
Name: Geoffrey Miller
Title: Interim Chief Financial Officer (Principal financial officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed Herewith
2.1#	Asset Purchase Agreement, dated February 28, 2013, by and among Goodman Networks Incorporated, Cellular Specialties, Inc., and certain voting trustees and voting shareholders party thereto.	S-4	333-186684	2.1	April 26, 2013
2.2#	Agreement and Plan of Merger, dated as of May 21, 2013, by and among Goodman Networks Incorporated, Manatee Merger Sub Corporation and Multiband Corporation.	S-4	333-186684	2.2	June 11, 2013
2.3#	Asset Purchase Agreement, dated as of December 31, 2013, by and among Goodman Networks Incorporated, Multiband Corporation, Minnesota Digital Universe, Inc., Multiband Subscriber Services, Inc. and Multiband MDU Incorporated.	8-K	333-186684	2.1	January 7, 2014
10.1†	Construction Subordinate Agreement, dated September 1, 2014, by and between Goodman Networks Incorporated and AT&T Mobility LLC.					X
10.2†	Mobility Network General Agreement, dated January 14, 2014, by and between Goodman Networks Incorporated and AT&T Mobility LLC.					X
31.1	Certification, dated November 13, 2014, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Principal Executive Officer of Goodman Networks Incorporated.					X
31.2	Certification, dated November 13, 2014, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Principal Financial Officer of Goodman Networks Incorporated.					X
32.1	Certification, dated November 13, 2014, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Executive Officer and Principal Financial Officer of Goodman Networks Incorporated.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.INS	XBRL Instance Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X
101.SCH	XBRL Taxonomy Extension Schema					X

†	Confidential treatment has been requested with respect to certain portions of this Exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
#

Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Goodman Networks Incorporated hereby undertakes to furnish supplementally copies of any of the omitted schedules upon request by the Securities and Exchange Commission.