Form 10-Q/A
period 2014-09-30
Goodman Networks Inc
filed 2015-02-02
CIK 1335982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

Amendment No. 1

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-186684

Goodman Networks Incorporated

(Exact name of registrant as specified in its charter)

Texas	74-2949460
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6400 International Parkway, Suite 1000
Plano, TX	75093
(Address of principal executive offices)	(Zip Code)

972-406-9692

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock outstanding at November 14, 2014 was 912,754.

EXPLANATORY NOTE

Goodman Networks Incorporated, or the Company, is filing this Amendment No. 1, or this Amendment, to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, or the Form 10-Q, solely for the purpose of amending (1) Exhibits 10.1 and 10.2 to the Form 10-Q, or the Exhibits, in response to comments received from the staff of the Securities and Exchange Commission concerning a previously filed application for confidential treatment with respect to certain portions of the Exhibits and (2) the discussion in the sections “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” to disclose an uncertainty regarding the amount of future work that the Company will generate from AT&T Mobility LLC and conforming changes related thereto. The Exhibits filed herewith supersede the Exhibits originally filed with the Form 10-Q in their entirety. Additionally, pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Company is filing the certifications required by Rule 15d-14(a) promulgated under the Exchange Act as Exhibits 31.1 and 31.2 to this Amendment. The Company is not filing the certifications required by Rule 15d-14(b) promulgated under the Exchange Act because no financial statements are being filed with this Amendment.

Except for the changes noted above, this Amendment does not modify any other information set forth in the Form 10-Q. Accordingly, all other information contained in the Form 10-Q has been omitted from this Amendment. This Amendment speaks as of the original filing date of the Form 10-Q and does not reflect events occurring after the original filing date or modify or update those disclosures in any way.

PART I. FINANCIAL INFORMATION

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

Revenues for the Infrastructure Services segment increased by $88.1 million, or 49.2%, to $267.2 million for the three months ended September 30, 2014 from $179.1 million in the same period of 2013. The increase was primarily due to an increase in the volume of site acquisition contract completions as well as the accelerated deployment of 4G-LTE networks by our largest customers. During the second quarter of 2014, AT&T deferred certain capital expenditures with us. We began to see an impact to the volume of services provided to subsidiaries of AT&T Inc. in the second quarter of 2014 due to the deferral of these AT&T capital expenditures and we expect this impact to continue through the remainder of the year. On November 7, 2014, AT&T announced that as a result of the substantial completion of the expansion of its 4G-LTE network, its capital expenditures will decrease in 2015. In addition, although AT&T’s 2015 wireless capital expenditure plan is not final, through recent communications and discussions with AT&T, we understand that it may include reassignments of certain of our Turf Markets to other vendors. The deferrals, the announced reduction in AT&T’s 2015 capital expenditures and the potential Turf Market reassignments may have a material adverse impact to our business, financial condition or results of operations. We are therefore uncertain of the amount of our estimated backlog as of September 30, 2014.

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

Revenues for the Infrastructure Services segment increased by $156.4 million, or 33.4%, to $624.2 million for the nine months ended September 30, 2014 from $467.8 million in the same period of 2013. The increase was primarily due to an increase in the volume of site acquisition contract completions as well as the accelerated deployment of 4G-LTE networks by our largest customers. During the second quarter of 2014, AT&T deferred certain capital expenditures with us. We began to see an impact to the volume of services provided to subsidiaries of AT&T Inc. in the second quarter of 2014 due to a deferral of these capital expenditures and we expect this impact to continue through the remainder of the year. On November 7, 2014, AT&T announced that as a result of the substantial completion of the expansion of its 4G-LTE network, its capital expenditures will decrease in 2015. In addition, although AT&T’s 2015 wireless capital expenditure plan is not final, through recent communications and discussions with AT&T, we understand that it may include reassignments of certain of our Turf Markets to other vendors. The deferrals, the announced reduction in AT&T’s 2015 capital expenditures and the potential Turf Market reassignments may have a material adverse impact to our business, financial condition or results of operations. We are therefore uncertain of the amount of our estimated backlog as of September 30, 2014.

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

PART II. OTHER INFORMATION

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

Because we derive the vast majority of our revenues from these customers, and certain of our services for AT&T are provided on a territory basis, with no required commitment for AT&T to spend a specified amount in such territory with us, we could experience a material adverse effect to our business, financial condition or results of operations if the amount of business we obtain from these customers is reduced. On May 18, 2014, AT&T Inc. and DIRECTV announced that they had entered into a merger agreement pursuant to which DIRECTV would merge with a subsidiary of AT&T Inc. The closing of the merger is subject to several conditions, including review and approval by the FCC and the Department of Justice. If the merger occurs, our revenues could become more concentrated and dependent on our relationship with AT&T Inc. To the extent that our performance does not meet customer expectations, or our reputation or relationships with our key customers are impaired, we may lose future business with such customers, which would materially adversely affect our ability to generate revenue. During the second quarter of 2014, AT&T deferred certain capital expenditures with us and we expect this impact to continue through the remainder of the year. On November 7, 2014, AT&T announced that as a result of the substantial completion of the expansion of its 4G-LTE network, its capital expenditures will decrease in 2015. In addition, although AT&T’s 2015 wireless capital expenditure plan is not final, through recent communications and discussions with AT&T, we understand that it may include reassignments of certain of our Turf Markets to other vendors. In addition to the impact of the deferrals in AT&T’s capital expenditures, any of these factors could negatively impact our business, financial condition or results of operations.

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

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOODMAN NETWORKS INCORPORATED

Date: February 2, 2015	By:	/s/ RON B. HILL
Name: Ron B. Hill
Title: Chief Executive Officer and President (Duly authorized officer)

Date: February 2, 2015	By:	/s/ CRAIG E. HOLMES
Name: Craig E. Holmes
Title: Chief Financial Officer (Principal financial officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed Herewith

2.1#	Asset Purchase Agreement, dated February 28, 2013, by and among Goodman Networks Incorporated, Cellular Specialties, Inc., and certain voting trustees and voting shareholders party thereto.	S-4	333-186684	2.1	April 26, 2013

2.2#	Agreement and Plan of Merger, dated as of May 21, 2013, by and among Goodman Networks Incorporated, Manatee Merger Sub Corporation and Multiband Corporation.	S-4	333-186684	2.2	June 11, 2013

2.3#	Asset Purchase Agreement, dated as of December 31, 2013, by and among Goodman Networks Incorporated, Multiband Corporation, Minnesota Digital Universe, Inc., Multiband Subscriber Services, Inc. and Multiband MDU Incorporated.	8-K	333-186684	2.1	January 7, 2014

10.1†	Construction Subordinate Agreement, dated September 1, 2014, by and between Goodman Networks Incorporated and AT&T Mobility LLC.					X

10.2†	Mobility Network General Agreement, dated January 14, 2014, by and between Goodman Networks Incorporated and AT&T Mobility LLC.					X

31.1	Certification, dated February 2, 2015, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Principal Executive Officer of Goodman Networks Incorporated.					X

31.2	Certification, dated February 2, 2015, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Principal Financial Officer of Goodman Networks Incorporated.					X

32.1*	Certification, dated November 13, 2014, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Executive Officer and Principal Financial Officer of Goodman Networks Incorporated.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

101.INS*	XBRL Instance Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

101.SCH*	XBRL Taxonomy Extension Schema.

*	Previously filed.
†	Confidential treatment has been requested with respect to certain portions of this Exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
#	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Goodman Networks Incorporated hereby undertakes to furnish supplementally copies of any of the omitted schedules upon request by the Securities and Exchange Commission.