Form 10-K
period 2014-12-31
Goodman Networks Inc
filed 2015-03-31
CIK 1335982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO   ☒

Shares of the registrant’s common equity are not, and were not on June 30, 2014, traded on or in any public market.

As of March 31, 2015, there were 912,754 shares of the registrant’s common stock, $0.01 par value, outstanding.

*

The registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, but beginning January 1, 2015 is not required to file such reports under such sections.

PART I

The terms “we,” “us” and “our” as used in this Annual Report on Form 10-K (this “Annual Report”) refer to Goodman Networks Incorporated and its directly and indirectly owned subsidiaries on a consolidated basis; references to “Goodman Networks” or our “Company” refer solely to Goodman Networks Incorporated; and references to “Multiband” refer to our subsidiary, Multiband Corporation.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Annual Report are not statements of historical fact and are forward-looking statements. These forward-looking statements are included throughout this Annual Report, including the sections titled “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and relate to matters such as our industry, business strategy, goals and expectations concerning our market position, future operations, revenues, margins, profitability, capital expenditures, liquidity and capital resources and other financial and operating information. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “would,” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. We have based these forward-looking statements on our current assumptions, expectations and projections about future events.

Forward-looking statements involve significant risks and uncertainties that could cause the actual results to differ materially from those anticipated in such statements. Most of these factors are outside our control and difficult to predict. Factors that may cause such differences include, but are not limited to:

•	our reliance on two customers, which have announced a plan to merge, for a vast majority of our revenues;
•	our ability to maintain a level of service quality satisfactory to those two customers across a broad geographic area;
•	our reliance on contracts that do not obligate our customers to undertake work with us and that are cancellable on limited notice;
•	our ability to manage or refinance our substantial level of indebtedness and our ability to generate sufficient cash to service our indebtedness;
•	our ability to raise additional capital to fund our operations and meet our obligations;
•	our ability to translate amounts included in our estimated backlog into revenue or profits;
•	our ability to maintain our certification as a minority business enterprise;
•	our reliance on subcontractors to perform certain types of services;
•	our ability to maintain proper and effective internal controls;
•	our ability to effectively integrate acquisitions;
•	our reliance on a limited number of key personnel who would be difficult to replace;
•	our ability to manage potential credit risk arising from unsecured credit extended to our customers;
•	our ability to weather economic downturns and the cyclical nature of the telecommunications and subscription television service industries;
•	our ability to compete in our industries; and
•	our ability to adapt to rapid regulatory and technological changes in the telecommunications and subscription television service industries.

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

Item 1. Business.

Overview

Since our founding in 2000, we have grown to be a leading national provider of end-to-end network infrastructure and professional services to the wireless telecommunications industry. Our wireless telecommunications services span the full network lifecycle, including the design, engineering, construction, deployment, integration, maintenance, and decommissioning of wireless networks. We perform these services across multiple network infrastructures, including traditional cell towers as well as small cell and distributed antenna systems (“DAS”). We also serve the satellite television industry by providing onsite installation, upgrading and maintenance of satellite television systems to both the residential and commercial markets. These highly specialized and technical services are critical to the capability of our customers to deliver voice, data and video services to their end users. For the year ended December 31, 2012, we generated revenues of $609.2 million and a net loss of $2.5 million. For the year ended December 31, 2013, we generated revenues of $931.7 million and a net loss of $43.2 million and for the year ended December 31, 2014, we generated revenues of $1,199.2 million and a net loss of $14.9 million, respectively.

The wireless telecommunications industry is characterized by favorable trends that are driving its growth. This industry is going through an unprecedented and sustained phase of expansion and increased complexity as the number of wireless devices and demand for greater speed and availability of mobile data continues to grow rapidly. Users continue to upgrade to more advanced mobile devices, such as smartphones and tablets, and access more bandwidth-intensive applications. According to the Cisco Visual Networking Index, the Global Mobile Data Traffic Forecast Update for 2014-2019, dated February 3, 2015, or the Cisco VNI Mobile Update, mobile data traffic will increase in North America by a cumulative annual growth rate of 47% between 2014 and 2019. By 2019, North American mobile data traffic will reach approximately 3.8 exabytes per month, and in 2014, a fourth-generation (4G) connection generated 10 times more traffic on average than a non-4G connection. These developments are creating significant challenges for wireless carriers to manage increasing network congestion and continually deliver a high quality customer experience. In response, carriers, governments and other enterprises are making significant investments in their wireless infrastructures, such as increasing the Long Term Evolution, or 4G-LTE, capacity of their wireless networks as well as integrating small cell technology and DAS (supporting both Wi-Fi and cellular solutions, within wireless networks). To address the challenges presented by expanding increasingly complex network infrastructures, wireless carriers and original telecommunications equipment manufacturers (“OEMs”) have increased their dependency on an outsourcing model in an effort to control costs, deploy capital more efficiently and ensure schedule attainment. We believe our leading reputation and capacity to provide services on a national scale positions us to increase our market share and capitalize on future growth opportunities in the wireless telecommunications industry.

We have established long-standing relationships with Tier-1 wireless carriers and OEMs, including AT&T Mobility, LLC, or AT&T, Alcatel-Lucent USA Inc., or Alcatel-Lucent, and Sprint/United Management Company, or Sprint, as well as DIRECTV. Over the last few years, we have sought to diversify our customer base within the telecommunications industry by leveraging our long-term success and reputation for quality to win new customers such as Nokia Solutions and Networks B.V., or NSN, T-Mobile International AG, or T-Mobile, and Verizon Wireless, or Verizon, although in each case at lower volumes than our work with AT&T. We generated nearly all of our revenues over the past several years under master service agreements, or MSAs, that establish a framework, including pricing and other terms, for providing ongoing services. In 2013, we strategically expanded our service offerings in the small cell and DAS business.  Specifically, in October 2013 we began providing end-to-end management of Sprint’s enterprise femtocells application, and we entered into a Cell Site Construction Agreement with a subsidiary of Verizon in 2013 to provide similar services.   During 2014, we provided small cell or DAS services to over 100 enterprises including higher education institutions, stadiums for professional and collegiate sports events, hotels and resorts, major retailers, hospitals and government agencies. With the continued growth of data and the trend of carriers continuing to add capacity to their networks, we expect the growth of our small cell and DAS deployments to continue in the future.  The carrier’s strategy to densify their networks with small cell, DAS and Wi-Fi technologies, positions our Company for growth in this sector of our service offerings in the future.

Our relationship with AT&T Inc. began in 2002 with Cingular Wireless LLC and Southwestern Bell Telephone Company and has subsequently grown in scope. Currently, we provide site acquisition, construction, technology upgrades, Fiber to the Cell and maintenance services for AT&T in eleven states, comprising seven distinct Turf Markets, pursuant to the Mobility Turf Contract, a multi-year MSA that we entered into with AT&T and have amended and replaced from time to time. On September 1, 2014 we extended the term of our Mobility Turf Contract to August 31, 2017.

In addition, through Multiband, which we acquired by merger on August 30, 2013, we have an 18-year relationship with DIRECTV. In March 2015, we extended our MSA with DIRECTV, which now expires on October 15, 2018. On May 18, 2014, AT&T Inc. and DIRECTV announced that they had entered into a merger agreement pursuant to which DIRECTV would merge with a subsidiary of AT&T Inc.  The closing of the merger is subject to several conditions, including review and approval by the FCC and the Department of Justice.  If the merger occurs, our revenues could become more concentrated and dependent on our relationship with AT&T Inc.  To the extent that our performance does not meet customer expectations, or our reputation or relationships with our key customers are impaired, we may lose future business with such customers, which would materially adversely affect our ability to generate revenue. AT&T and DIRECTV collectively represented approximately 87.3%, 81.0% and 87.2% of revenues for the years ended December 31, 2012, 2013 and 2014, respectively.

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

For the years ended December 31, 2012, 2013 and 2014, the Professional Services (PS) division generated 13.0%, 12.0% and 8.3% of our revenue, the Infrastructure Services (IS) division generated 87.0%, 76.8% and 69.9% of our revenue and the Field Services (FS) division generated 0.0%, 9.5% and 21.8% of our revenue, respectively. In the first quarter of 2014, we integrated the Engineering, Energy & Construction, or EE&C, line of business that comprised our Other Services segment with the Infrastructure Services and Professional Services segments, and as a result there is no longer an Other Services segment. We have not restated the corresponding items of segment information for the year ended December 31, 2013 because the employees that previously comprised the EE&C line of business are now serving customers within the Infrastructure Services segment and the remaining operations of the Other Services segment that were realigned to the Infrastructure Services, Professional Services or Field Services segments are not material to those segments individually.  Revenues, cost of revenues, gross profit, and gross margin by segment as of and for the three-year period ended December 31, 2014 are as follows (dollars in millions):

	Year Ended December 31,
	2012				2013				2014
	PS	IS	FS	Other	PS	IS	FS	Other	PS	IS	FS	Other
Revenues	$ 79.1	$ 530.1	$ -	$ -	$ 111.5	$ 715.5	$ 88.2	$ 16.5	$ 99.9	$ 838.0	$ 261.3	$ -
Cost of revenues	65.2	434.1	-	-	91.6	622.4	77.9	14.2	92.4	707.6	225.4	-
Gross profit	13.9	96.0	-	-	19.9	93.1	10.3	2.3	7.5	130.4	35.9	-
Gross margin	17.6%	18.1%	-	-	17.8%	13.0%	11.7%	13.9%	7.5%	15.6%	13.7%	-

The following diagram illustrates our customers’ recurring need for the services we provide in our Professional Services and Infrastructure Services segments:

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

Infrastructure Services. Our Infrastructure Services segment provides program management services of field projects necessary to deploy, upgrade, maintain or decommission wireless indoor and outdoor networks. We support wireless carriers in their implementation of critical technologies such as 4G-LTE, the addition of new macro cell sites, as well as indoor and outdoor small cell technologies to increase capacity at their existing cell sites through additional spectrum allocations, as well as other performance optimization and maintenance activities on the network. When a network provider requests our services to build or modify a cell site, our Infrastructure Services segment is able to: (i) handle the required pre-construction leasing, zoning, permitting and entitlement activities for the acquisition of the cell site, (ii) prepare site designs, structural analysis and certified drawings, and (iii) manage the construction or modification of the site including tower-top and ground equipment installation. These services are managed by our wireless project and construction managers and are performed by a combination of scoping engineers, real estate specialists, ground crews, line and antenna crews and equipment technicians, either employed by us or retained by us as subcontractors.

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

Field Services. Our Field Services segment provides installation and maintenance services to DIRECTV, commercial customers, multi-dwelling units and a provider of internet wireless service primarily to rural markets. Our wholly owned subsidiary Multiband, which we acquired in August 2013, fulfilled over 1.5 million satellite television installation, upgrade or maintenance work orders during both 2013 and 2014 for DIRECTV, which represented 27.6% and 28.0% of DIRECTV’s outsourced work orders for residents of single-family homes during 2013 and 2014, respectively. We were the second largest DIRECTV in-home installation provider in the United States for the years ended December 31, 2013 and 2014.

Other Services. The Other Services segment included our EE&C line of business and, until we disposed of the assets related to our multiple-dwelling unit, or MDU, line of business to an affiliate of DIRECTV on December 31, 2013, included the MDU line of business. See “Significant Transactions—Disposition of the MDU Assets” under Item 7, for a description of the disposition of certain assets related to the MDU services.

Engineering, Energy & Construction Services. Our EE&C services include the provision of engineering and construction services for the wired and wireless telecommunications industry, including public safety networks, renewable energy services including wind and solar applications and other design and construction services which are usually done on a project basis.

Multi-Dwelling Unit Services. Our MDU services included the provision of voice, data and video services to residents of MDU facilities as an owner/operator of the rights under the related subscription agreements with those residents. From 2004 until 2013, Multiband operated under a Master System Operator agreement for DIRECTV, through which DIRECTV offered satellite television services to residents of MDUs. On December 31, 2013 we sold the assets related to MDU, or the MDU Assets, from which we provided the MDU services, to DIRECTV for $12.5 million and the assumption of certain liabilities. As a part of our sale agreement with DIRECTV, we continue to install equipment for MDU facilities. Revenue from installations to MDU facilities in 2014 is included in our Field Services segment. We recently extended our MSA with DIRECTV to continue to install equipment for MDU facilities through October 15, 2018. The MSA contains an automatic one-year renewal and may be terminated by either party upon 180 days’ notice.

In the first quarter of 2014, we integrated our EE&C, line of business with our Infrastructure Services and Professional Services segments, and as a result no longer have an Other Services segment. The employees that previously comprised the EE&C line of business are now serving customers within the Infrastructure Services segment.

Our Industries

We participate in the large and growing market for connectivity and essential wireless telecommunications infrastructure services. We also participate in the significant satellite pay television installation and maintenance market for both residential and commercial customers as well as providing satellite access links for an internet service provider.

The wireless telecommunications industry is characterized by an escalation in both the number of wireless devices and the demand for those mobile devices to deliver and transmit larger quantities of mobile data traffic. To address those needs, wireless carriers have made significant investments to provide 4G-LTE coverage to their customers and are making investments to increase the capacity and performance of their existing networks through measures such as implementing small cell and DAS technology. In order to provide increased wireless network capacity and performance while maintaining flexibility, efficiency and lower costs, many wireless carriers have moved to outsourcing many of the services required to design, build and maintain their wireless networks.

The U.S market for satellite television subscribers is significant and we expect that the demand for our outsourced installation and maintenance services related to the satellite television market will remain steady as providers continue to upgrade technology and add customers by investing in competitive marketing efforts.

Customers

Although we served over 100 customers in 2014, the vast majority of our revenues are from domestic subsidiaries of AT&T Inc. and DIRECTV. Our customer list includes several of the largest carriers and OEMs in the telecommunications industry. Revenues earned from customers other than subsidiaries of AT&T Inc. and DIRECTV was 12.7% of our total revenues in the year ended December 31, 2012, 19.0% of total revenues for the year ended December 31, 2013 and 12.8% of total revenues for the year ended December 31, 2014.

Revenue concentration by dollar amount and as a percentage of total consolidated revenue:

	Years Ended December 31,
	2012		2013		2014
	Revenue	Percent of Total	Revenue	Percent of Total	Revenue	Percent of Total
Subsidiaries of AT&T Inc.	$532,082	87.3%	$662,758	71.1%	$797,452	66.5%
DIRECTV	—	—	92,425	9.9%	248,414	20.7%
	$532,082	87.3%	$755,183	81.0%	$1,045,866	87.2%

AT&T

We provide site acquisition, construction, technology upgrades, Fiber to the Cell and maintenance services for AT&T, at cell sites in 7 of 31 distinct AT&T markets, or Turf Markets since the expiration of the Pacific Northwest region and the reassignment of the Missouri turf market. We historically act as either the sole, primary or secondary vendor, pursuant to the multi-year MSA that we have entered into with AT&T and have amended and replaced from time to time. We refer to our MSAs with AT&T related to its turf program collectively as the “Mobility Turf Contract.” We have generated an aggregate of approximately $3.20 billion of revenue from subsidiaries of AT&T Inc. collectively for the period from January 1, 2009 through December 31, 2014.

Our original Mobility Turf Contract provided for a term expiring on November 30, 2015, and AT&T had the option to renew the contract on a yearly basis thereafter. Per the terms of the Mobility Turf Contract, in 2011, AT&T reassigned certain of its Turf Markets, including the assignment to us of two additional Turf Markets, Missouri/Kansas and San Diego, and the assignment of the Pacific Northwest region, which was previously assigned to us, to another company effective December 31, 2011. Although our contract for the Pacific Northwest region expired on December 31, 2011, we continued to provide transitional services to AT&T in the Pacific Northwest region throughout 2012, and thereby concluded that we did not meet the criteria to report the results of operations from the Pacific Northwest as discontinued operations as a result of significant continuing cash flows as of December 31, 2012. In March 2013, the transitional services ceased, and accordingly, we have presented the results of operations for the Pacific Northwest region as discontinued operations for all periods presented. The results of operations of the Pacific Northwest now reported as a discontinued operation were previously included within our Infrastructure Services segment.

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

During the second quarter of 2014, AT&T deferred certain capital expenditures with us. We began to see an impact to the volume of services provided to subsidiaries of AT&T Inc. in the second quarter of 2014 due to the deferral of these AT&T capital expenditures and we expect this impact to continue into 2015.  On November 7, 2014, AT&T announced that as a result of the substantial completion of the expansion of its 4G-LTE network, its capital expenditures will decrease in 2015. In addition, although AT&T’s initial 2015 wireless capital expenditure plan is not final, through recent communications and discussions with AT&T, we understand that it will include the reassignment of the Missouri Turf Market, one of our smaller Turf Markets, to other turf vendors and, in an effort to diversify AT&T’s supplier base, may include the rebalancing away from us of the work assigned in certain other Turf Markets. The deferrals, the announced reduction in AT&T’s 2015 capital expenditures and the potential Turf Market rebalancing may have a material adverse impact to our business, financial condition or results of operations.

We recently entered into a DAS Installation Services Agreement and Subordinate Material and Services Agreement with AT&T to provide other services to AT&T including the deployment of indoor small cell systems, DAS systems and microwave transmission facilities and central office services.

DIRECTV

With the acquisition of Multiband, DIRECTV became our second largest customer. The relationship between Multiband and DIRECTV has lasted for over 18 years and is essential to the success of our Field Services segment’s operations. We are one of three in-home installation providers that DIRECTV utilizes in the United States, and during the year ended December 31, 2013 and December 31, 2014, Multiband performed 27.6% and 28.0% of all of DIRECTV’s outsourced installation, upgrade and maintenance activities. Our contract with DIRECTV was extended in March 2015 to provide for a term expiring on October 15, 2018, and contains an automatic one-year renewal. The contract may also be terminated by 180 days’ notice by either party.

Alcatel-Lucent

On July 15, 2014, we entered into a three-year MSA with Alcatel-Lucent, effective as of June 30, 2014, or the 2014 Alcatel-Lucent Contract. The 2014 Alcatel-Lucent Contract replaced the five-year MSA we entered into with Alcatel-Lucent in November 2009, or the Alcatel-Lucent Contract. Pursuant to the 2014 Alcatel-Lucent Contract, we will provide, upon request, certain services, including deployment engineering, integration engineering, radio frequency engineering and other support services to Alcatel-Lucent that were previously provided under the Alcatel-Lucent Contract. We have experienced a decline in the amount of legacy work that we have historically performed for Alcatel-Lucent, and we expect this decline to continue, although we continue to seek to obtain work from Alcatel-Lucent on newer technologies. The 2014 Alcatel-Lucent Contract has an initial term ending June 30, 2017, after which the parties may mutually agree to extend the term on a yearly basis. During the years ended December 31, 2012, 2013 and 2014, we recognized $55.0 million, $57.9 million and $42.6 million of revenue, respectively, related to the services provided to Alcatel-Lucent.

Sprint

In May 2012 we entered into an MSA with Sprint, or the Sprint Agreement, to provide decommissioning services for Sprint’s iDEN (push-to-talk) network. We are removing equipment from Sprint’s network that is no longer in use and restoring sites to their original condition. We recognized $11.9 million of revenue during the year ended December 31, 2012, $34.0 million of revenue during the year ended December 31, 2013 and $51.8 million of revenue during the year ended December 31, 2014, related to the services provided to Sprint. The Sprint Agreement has an initial term of five years, and automatically renews on a monthly basis thereafter unless notice of non-renewal is provided by either party. As of December 31, 2014, we completed the decommissioning work for Sprint of over 11,400 cell sites under the Sprint Agreement. We have established a strong performance record with Sprint and are working to grow and evolve our relationship with them in the future.

Enterprise Customers

We provide services to enterprise customers through our Professional Services segment. These service offerings consist of the design, installation and maintenance of DAS systems to customers such as Fortune 500 companies, hotels, hospitals, college campuses, airports and sports stadiums.

Estimated Backlog

We refer to the amount of revenue we expect to recognize over the next 18 months from future work on uncompleted contracts, including MSAs and work we expect to be assigned to us under MSAs, and based on historical levels of work under such MSAs and new contractual agreements on which work has not begun, as our “estimated backlog.” We determine the amount of estimated backlog for work under MSAs based on historical trends, anticipated seasonal impacts and estimates of customer demand based upon communications with our customers. The following presents our 18-month estimated backlog by reportable segment as of the period indicated below:

	December 31, 2013	December 31, 2014
Segments	(In millions)
Professional Services	$269.8	$191.5
Infrastructure Services	1,227.8	919.0
Field Services	403.5	391.2
Estimated backlog	$1,901.1	$1,501.7

We expect to recognize approximately $780.0 million of our estimated backlog as of December 31, 2014 in the year ended December 31, 2015. The vast majority of estimated backlog as of December 31, 2014 originated from multi-year customer relationships, primarily with AT&T and DIRECTV.

Because we use the completed contract method of accounting for revenues and expenses from our long-term construction contracts, our estimated backlog includes revenue related to projects that we have begun but not completed performance. Therefore, our estimated backlog contains amounts related to work that we have already performed but not completed.

While our estimated backlog includes amounts under MSAs and other service agreements, our customers are generally not contractually committed to purchase a minimum amount of services under these agreements, most of which can be cancelled on short or no advance notice. Therefore, our estimates concerning customers’ requirements may not be accurate. The timing of revenues for construction and installation projects included in our estimated backlog can be subject to change as a result of customer delays, regulatory requirements and other project related factors that may delay completion. Changes in timing could cause estimated revenues to be realized in periods later than originally expected, or not at all. Consequently, our estimated backlog as of any date is not a reliable indicator of our future revenues and earnings.

Seasonality and Variability of Results of Operations

Historically we have experienced seasonal variations in our business, primarily due to the capital planning cycles of certain of our customers. Generally, AT&T’s initial annual capital plans are not finalized to the project level until sometime during the first three months of the year, resulting in reduced capital spending in the first quarter relative to the rest of the year. This results in a significant portion of contracts related to our Infrastructure Services segment being completed during the fourth quarter of each year. Because we have adopted the completed contract method, we do not recognize revenue or expenses on contracts until we have substantially completed the work required by a contract. Accordingly, the recognition of revenue and expenses on contracts that span quarters may also cause our reported results of operations to experience significant fluctuations.

Our Field Services segment’s results of operations may also fluctuate significantly from quarter to quarter. Variations in the Field Services segment’s revenues and operating results occur quarterly as a result of a number of factors, including the number of customer engagements, employee utilization rates, the size and scope of assignments and general economic conditions, however, we typically generate more revenues in our Field Services segment during the third quarter of each year due to favorable weather conditions and DIRECTV’s sports promotional efforts. Because a significant portion of the Field Services segment’s expenses are relatively fixed, a variation in the number of customer engagements or the timing of the initiation or completion of those engagements can cause significant fluctuations in operating results from quarter to quarter.

As a result, we have historically experienced, and may continue to experience, significant differences in our operating results from quarter to quarter. As a result of these seasonal variations and our methodology for the recognition of revenue and expenses on projects, comparisons of operating measures between quarters may not be as meaningful as comparisons between longer reporting periods.

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

Competition

The markets in which we operate are highly competitive. Several of our competitors are large companies that have significant financial, technical and marketing resources. Within the Professional Services segment, we primarily compete with many smaller specialty engineering, installation and integration companies as well as an engineering group within MasTec, Inc. Within the Infrastructure Services segment, we primarily compete with MasTec, Inc., Bechtel Corporation, Black & Veatch Corporation, Dycom Industries, Inc. and sometimes with OEMs. Within the Field Services segment, we primarily compete with MasTec, Inc. and UniTek Global Services, Inc. We and two of our competitors provide 56% of DIRECTV’s installation services business, with the remaining 44% performed in-house by DIRECTV. DIRECTV provides in-house installation services primarily to rural areas of the United States where it is not profitable for independent installers such as us to operate.

Relatively few significant barriers to entry exist in the markets in which we operate and, as a result, any organization that has adequate financial resources and access to technical expertise may become a competitor some of our customers employ personnel to self-perform infrastructure services of the type we provide. We compete based upon our industry experience, technical expertise, financial and operational resources, nationwide presence, industry reputation and customer service. While we believe our customers consider a number of factors when selecting a service provider, most of their work is awarded through a bid process. Consequently, price is often a principal factor in determining which service provider is selected.

Employees and Subcontractors

As of March 31, 2014, we employed a total of 3,925 persons across all segments of the Company. We utilize an extensive network of subcontractor relationships to complete work on certain of our projects. The use of subcontractors allows us to quickly scale our workforce to meet varied levels of demand without significantly altering our full-time employee base.

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

We derive the vast majority of our revenues from subsidiaries of AT&T Inc., and DIRECTV. We derived the following amounts of our revenue from these sources over the past three fiscal years (dollars in thousands):

	Years Ended December 31,
	2012		2013		2014
	Revenue	Percent of Total	Revenue	Percent of Total	Revenue	Percent of Total
Subsidiaries of AT&T Inc.	$ 532,082	87.3%	$ 662,758	71.1%	$ 797,452	66.5%
DIRECTV	—	—	92,425	9.9%	248,414	20.7%
	$ 532,082	87.3%	$ 755,183	81.0%	$ 1,045,866	87.2%

Because we derive the vast majority of our revenues from these customers, and certain of our services for AT&T are provided on a territory basis, with no required commitment for AT&T to spend a specified amount in such territory with us, we could experience a material adverse effect to our business, financial condition or results of operations if the amount of business we obtain from these customers is reduced. On May 18, 2014, AT&T Inc. and DIRECTV announced that they had entered into a merger agreement pursuant to which DIRECTV would merge with a subsidiary of AT&T Inc. The closing of the merger is subject to several conditions, including review and approval by the FCC and the Department of Justice. If the merger occurs, our revenues could become more concentrated and dependent on our relationship with AT&T Inc. To the extent that our performance does not meet customer expectations, or our reputation or relationships with our key customers are impaired, we may lose future business with such customers, which would materially adversely affect our ability to generate revenue. During the second quarter of 2014, AT&T deferred certain capital expenditures with us. We began to see an impact to the volume of services provided to subsidiaries of AT&T Inc. in the second quarter of 2014 due to the deferral of these AT&T capital expenditures and we expect this impact to continue into 2015.  On November 7, 2014, AT&T announced that as a result of the substantial completion of the expansion of its 4G-LTE network, its capital expenditures will decrease in 2015. In addition, although AT&T’s initial 2015 wireless capital expenditure plan is not final, through recent communications and discussions with AT&T, we understand that it will include the reassignment of the Missouri Turf Market, one of our smaller Turf Markets, to other turf vendors and, in an effort to diversify AT&T’s supplier base, may include the rebalancing away from us of the work assigned in certain other Turf Markets.  The deferrals, the announced reduction in AT&T’s 2015 capital expenditures and the potential Turf Market reassignment and rebalancing may significantly reduce our 2015 revenues compared to 2014 and have a material adverse impact to our business, financial condition or results of operations.

We have had a history of losses and may not achieve profitability in the future.

We have had a history of losses, which makes it difficult to evaluate our business and to forecast our future results based upon our historical data. For the years ended December 31, 2012, 2013 and 2014, we had net losses of $2.5 million, $43.2 million and $14.9 million, respectively. As evidenced by these financial results, we will need to generate and sustain increased revenue levels in future periods in order to become profitable, and, even if we do, we may not be able to maintain or increase our level of profitability. We may incur significant operational losses in the future for a number of reasons, including loss of Turf Market assignments, decreased demand for our services and unforeseen expenses, difficulties, complications, delays and other unknown risks. Because of the uncertainties related to our operations, we may be hindered in our ability to adapt to increases or decreases in sales, revenues or expenses. If we make poor operational decisions in implementing our business plan, we may not generate sufficient revenues or may incur losses, which may materially adversely affect our business, financial condition or results of operations.

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

In addition, most of our contracts are cancellable on limited notice, even if we are not in default under the contract. We may hire employees permanently to meet anticipated demand for the anticipated projects that may be delayed or cancelled. DIRECTV also may change the terms, such as term, termination, pricing and services areas, of its agreements with Multiband, and has done so in the past, to terms that are more favorable to DIRECTV.  In addition, many of our contracts, including our service agreements, are periodically open to public bid. We may not be the successful bidder on our existing contracts that are re-bid. We could face a significant decline in revenues and our business, financial condition or results of operations could be materially adversely affected if:

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

We may require additional capital to fund our operations and obligations. As our business has grown, we have managed periods of tight liquidity by accessing capital from our shareholders and their affiliates, some of whom are no longer affiliated with us. Our capital requirements will depend on several factors, including:

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

In particular, our Credit Facility permits us to borrow up to $50.0 million, subject to borrowing base determinations and certain other restrictions. The Credit Facility contains financial covenants that require that we not permit our annual capital expenditures to exceed $20.0 million (plus any permitted carry over). We are also required to comply with additional financial covenants upon the occurrence of a Triggering Event, as defined in the Credit Facility. A Triggering Event is deemed to have occurred when our undrawn availability under the Credit Facility fails to equal at least $10.0 million measured as of the last day of each month for two consecutive month-ends. A Triggering Event will cease to be continuing when our undrawn availability for three consecutive months equals at least $20.0 million measured as of the last day of each such month. Upon the occurrence and during the continuance of a Triggering Event, we are required to meet the following financial covenants:

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

Should we be unable to comply with the terms and covenants of the Credit Facility, we would be required to obtain further modifications of the Credit Facility or secure another source of financing to continue to operate our business. A default could also result in the acceleration of our obligations under the Credit Facility. If that should occur, we may be unable to repay all of our obligations under the Credit Facility, which could force us to sell significant assets or allow our assets to be foreclosed upon. In addition, these covenants may prevent us from engaging in transactions that benefit us, including responding to changing business and economic conditions or securing additional financing, if needed. To the extent we need additional financing, we may not be able to obtain such financing at all or on favorable terms, which may adversely affect our business, financial condition or results of operations. Had we been required to meet these ratio tests as of December 31, 2014, we would have met both the Fixed Charge Coverage Ratio and the Leverage Ratio (each as defined in the Indenture and in each case with respect to the ratio required for the year ending December 31, 2014).

Further, the terms of the Indenture governing the notes require us to meet certain ratio tests, on a pro forma basis giving effect to such transactions, before engaging in certain transactions, including incurring additional debt outside of the Credit Facility and making restricted payments, subject, in each case, to certain exceptions. We must meet a Fixed Charge Coverage Ratio of at least 2.00 to 1.00 in order to make restricted payments or incur additional debt, and we must meet a Total Leverage Ratio test of not greater than 2.50 to 1.00 in order to secure any additional debt (each defined in the Indenture). Excluding the merger with Multiband, with respect to which holders of the notes waived compliance with both ratios, we have not entered into any transaction that requires us to meet these tests as of December 31, 2014. Had we been required to meet these ratio tests as of December 31, 2014, we would not have met either the Fixed Charge Coverage Ratio or the Total Leverage Ratio. We do not anticipate that we will meet the Fixed Charge Coverage Ratio unless our EBITDA is increased or until we are able to reduce our fixed charges such as by retiring debt. As a result, we would not be able to make certain restricted payments or incur indebtedness unless (i) we obtain an amendment or waiver to the Indenture and related documents in order to make such restricted payment or incur such indebtedness or (ii) such additional indebtedness or restricted payment were specifically permitted by the Indenture, such as borrowings under the Credit Facility.

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

Additionally, we have historically experienced seasonal variations in our business, primarily due to the capital planning cycles of certain of our customers. Generally, AT&T’s initial annual capital plans are not finalized to the project level until sometime during the first three months of the year, resulting in reduced capital spending in the first quarter relative to the rest of the year or they may defer their capital plans to future years. As a result, we have historically experienced, and may continue to experience, significant differences in operations results from quarter to quarter.

Our Field Services segment’s results of operations may also fluctuate significantly from quarter to quarter. Variations in our Field Services segment’s revenues and operating results occur quarterly as a result of a number of factors, including the number of customer engagements, employee utilization rates, the size and scope of assignments and general economic conditions. Because a significant portion of our Field Services segment’s expenses are relatively fixed, a variation in the number of customer engagements or the timing of the initiation or completion of those engagements can cause significant fluctuations in operating results from quarter to quarter.

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

As a voluntary filer we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. If we identify material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, in a timely manner or if we are unable to assert that our internal control over financial reporting is effective, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our notes could be negatively affected, and we could become subject to investigations by the SEC or other regulatory authorities, which could require additional financial and management resources.

In connection with the audit of our financial statements for the year ended December 31, 2011 both we and our auditors identified accounting errors and internal control deficiencies that collectively called into question our ability to properly apply the percentage of completion method of accounting to our long-term construction contracts, which is the method that we had historically applied to recognize revenue on our long-term construction contracts. After consultations with KPMG LLP and with the SEC Staff, we concluded that the completed contract method of accounting would be a more appropriate and reliable method under which to recognize revenue from our construction contracts. Accordingly, we restated our financial statements for each of the three years ended December 31, 2011 so that our revenues from construction contracts were recognized using the completed contract method, which we have also applied in the preparation of our financial statements for the years ended December 31, 2012, 2013 and 2014. We incurred costs of approximately $8.1 million and $3.4 million for the years ended December 31, 2012 and 2013, respectively, to restate our financial statements and implement processes and procedures to capture results on the completed contract method of accounting.

We evaluated our control environment in connection with the preparation of the audit of our consolidated financial statements for the fiscal year ended December 31, 2014 in accordance with the framework developed by COSO in the Internal Control—Integrated Framework and have identified no control deficiencies that represent a material weakness in our internal control over financial reporting as of December 31, 2014.

The requirements of being a public reporting company may strain our resources and divert management’s attention.

We only recently began reporting with the SEC as required by the Indenture. As a voluntary filer, we are subject to a number of the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, and other applicable securities rules and regulations as if we were a public company. Because the Company had revenues of at least $1 billion during 2014, we ceased to qualify as an emerging growth company as of December 31, 2014. Therefore, in future filings, including this Annual Report, we will be subject to full SEC reporting rules and, among other things, will no longer qualify for reporting executive compensation as if the Company were a smaller reporting company, which also could require additional resources and costs. The Exchange Act requires that we file with the SEC annual, quarterly and current reports with respect to our business and operating results.

As a result of disclosure of information in filings required of a public reporting company, our business and financial condition will become more visible, which we believe may result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business and operating results could be harmed, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and adversely affect our business, brand, reputation and results of operations.

The need to maintain the corporate infrastructure demanded of a public reporting company may divert management’s attention from implementing our business and growth strategies, which could prevent us from improving our business, results of operations and financial condition. Based on management’s estimates, we estimate that we  incur approximately $2.0 million per year of cost as a result of being a voluntary filer, including legal, audit, printing and other costs, although unforeseen circumstances could increase actual costs.

If we are unable to integrate the operations of any future acquisitions successfully, our operating results and prospects could be harmed.

If we complete any acquisitions in the future, we may not be able to successfully integrate the acquired operations with our other operations without substantial costs, delays or other operational or financial problems. Integrating acquired companies involves a number of special risks that could materially and adversely affect our business, financial condition, results of operations and prospects, including:

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

If one of our acquired companies suffers customer dissatisfaction or performance problems, the reputation of that or our entire company could be materially and adversely affected. In addition, future acquisitions could result in the incurrence of debt, contingent liabilities, deferred stock-based compensation, expenses related to the valuation of goodwill or other intangible assets and large immediate write-offs.

Our success depends in part upon our ability to attract, retain and prepare succession plans for senior management and key employees.

The performance of our chief executive officer, senior management and other key employees is critical to our success. We rely on the experience of our senior management, who have specific knowledge relating to us and our industry that is difficult to replace and competition for management with experience in the communications industry is intense. A loss of the chief executive officer, a member of senior management or key employee particularly to a competitor could also place us at a competitive disadvantage. We may not be able to retain the services of any of our long-term employees or other members of senior management in the future. For example, three members of our executive team left the Company in 2014, and we hired a new chief financial officer and a chief operating officer in December 2014, and our chief financial officer left the Company in March of 2015. Although we have entered into employment agreements with members of our senior management and certain other key employees, we cannot guarantee that any key management personnel will remain employed by us. If we do not succeed in attracting well-qualified senior management or retaining and motivating the existing key employees, our business could be harmed.

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

In the ordinary course of business, we extend unsecured credit to our customers. As of December 31, 2014, this credit amounted to $66.4 million. We may also agree to allow our customers to defer payment on projects until certain milestones have been met or until the projects are substantially completed, and customers typically withhold some portion of amounts due to us as retainage. In addition, we may provide other forms of financing in the future to our customers or make investments in our customers’ projects, typically in situations where we also provide services in connection with the projects. Our payment arrangements with our customers subject us to potential credit risk related to changes in business and economic factors affecting our customers, including material changes in our customers’ revenues or cash flows. These changes may also reduce the value of any financing or equity investment arrangements we have with our customers. If we are unable to collect amounts owed to us, our cash flows would be reduced and we could experience losses if the uncollectible amounts exceeded current allowances. We would also recognize losses with respect to any investments that are impaired as a result of our customers’ financial difficulties. Losses experienced could materially and adversely affect our business, financial condition or results of operations. The risks of collectability and impairment losses may increase for projects where we provide services as well as make a financing or equity investment.

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

Claims, lawsuits, proceedings and contract disputes, including those related to our construction business, could materially adversely affect our business, financial condition or results of operations.

We are subject to various claims, lawsuits, proceedings and contract disputes that arise in the ordinary course of business. In particular, our construction activities expose us to increased risk because design, construction or systems failures can result in substantial bodily injury or damage to third parties. These actions may seek, among other things, compensation for alleged personal injury, workers’ compensation, employment discrimination, breach of contract, property damage, punitive damages, civil penalties or other losses, consequential damages, or injunctive or declaratory relief. In addition, pursuant to our service agreements, we generally indemnify our customers for claims related to the services we provide. Claimants may seek large damage awards and defending claims can involve significant costs. When appropriate, we establish reserves against these items that we believe to be adequate in light of current information, legal advice and professional indemnity insurance coverage, and we adjust such reserves from time to time according to case developments. If our reserves are inadequate, or if in the future our insurance coverage proves to be inadequate or unavailable, or if there is an increase in liabilities for which we self-insure, we could experience a reduction in our profitability and liquidity. Furthermore, if there is a customer dispute regarding performance of project services, the customer may decide to delay or withhold payment to us. An adverse determination on any such liability claim, lawsuit or proceeding, or delayed or withheld payments from customers in contract disputes, could have a material adverse effect on our business, financial condition or results of operations. In addition, liability claims, lawsuits and proceedings or contract disputes may harm our reputation or divert management resources away from operating our business.

A security breach or other significant disruption of our IT systems caused by cyber-attack or other means, could have a negative impact on our operations.

All information technology systems are potentially vulnerable to damage, unauthorized access or interruption from a variety of sources, including but not limited to, cyber-attack, cyber intrusion, computer viruses, security breach, energy blackouts, natural disasters, terrorism, sabotage, war, and telecommunication failures. A cyber-attack or other significant disruption involving our information technology systems or those of our outsource partners, suppliers or our customers could result in the unauthorized release of proprietary, confidential or sensitive information of ours, employees or our customers. Such unauthorized access to, or release of, this information could: (i) allow others to unfairly compete with us, (ii) compromise safety or security, (iii) subject us to claims for breach of contract, and (iv) damage our reputation.

In addition, there has been a sharp increase in laws in Europe, the United States and elsewhere, imposing requirements for the handling of personal data, including data of employees, consumers and business contacts. There is a risk that our Company, directly or as the result of some third-party service provider we use, could be found to have failed to comply with the laws or regulations of some country regarding the collection, consent, handling, transfer, retention or disposal of such personal data, and therefore subject us to fines or other sanctions. Any or all of the foregoing could have a negative impact on our business, financial condition, results of operations, and cash flow.

The Field Services segment is highly dependent on our strategic alliance with DIRECTV and a major alteration or termination of that alliance could adversely affect our business.

The Field Services segment is highly dependent on our relationship with DIRECTV. Our current MSA with DIRECTV was extended in March 2015 and expires on October 15, 2018. The term of this agreement automatically renews for additional one-year periods unless either DIRECTV or we give written notice of termination at least 90 days in advance of expiration of the then current term.

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

Upon completing the merger with Multiband, we recorded an asset called “goodwill” equal to the excess amount we paid for Multiband over the fair values of the assets and liabilities acquired and identified intangible assets to be allocated to Multiband. We also recorded goodwill in connection with the acquisitions of the assets of CSG and Design Build Technologies, LLC. The amount of goodwill on our consolidated balance sheet increased substantially as a result of the merger with Multiband. Accounting Standards Codification Topic 350 from the Financial Accounting Standards Board provides specific guidance for testing goodwill and other non-amortized intangible assets for impairment. The testing of goodwill and other intangible assets for impairment requires us to make significant estimates about our future performance and cash flows, as well as other assumptions. These estimates can be affected by numerous factors, including changes in the definition of a business segment in which we operate; changes in economic, industry or market conditions; changes in business operations; changes in competition; or potential changes in the share price of our common stock and market capitalization. Changes in these factors, or changes in actual performance compared with estimates of our future performance, could affect the fair value of goodwill or other intangible assets, which may result in an impairment charge. We cannot accurately predict the amount or timing of any impairment of assets. Should the value of our goodwill or other intangible assets become impaired, it could have a material adverse effect on our consolidated results of operations and could result in our incurring net losses in future periods.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be significantly limited.

As of December 31, 2014, we had federal net operating loss carryforwards, or NOLs, of approximately $12.6 million and state NOLs of $100.0 million. If not used, the federal NOLs will begin to expire in 2027 and the state NOLs started to expire in 2014. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes, such as research tax credits, to offset its post-change income and taxes may be limited. In general, an “ownership change” generally occurs if there is a cumulative change in our ownership by 5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. We have performed a Section 382 study under the Code and determined that Multiband has had a total of five ownership changes since 1999. As a result of these ownership changes, Multiband’s ability to utilize its NOLs is limited. In 2013, Federal NOLs were limited to a total of $23.9 million, consisting of annual amounts of $1.1 million in 2015 and for each of the years thereafter. State NOLs are limited to a total of approximately $42.2 million.

As of December 31, 2014, our Company did not meet the requirements in accordance with U.S. generally accepted accounting principles, or GAAP, to support that it is more likely than not that some portion or all of the deferred tax assets will be realized; therefore, a valuation allowance of $28.6 million was recorded as of December 31, 2014. The valuation allowance recorded against these NOLs does not limit or preclude our Company from fully utilizing these NOLs should we generate taxable income in future periods.

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

Stagnant or declining economic conditions have adversely impacted the demand for our services and resulted in the delay, reduction or cancellation of projects and may continue to adversely affect us in the future. In addition, a reduction in cash flows or the lack of availability of debt or equity financing for our customers may result in a reduction in our customers’ spending for our services and may also impact the ability of our customers to pay amounts owed to us. Network services providers, including certain of our customers, may not continue to upgrade their wireless networks as technology advances or maintain and expand their network capacities and coverage. For example, on November 7, 2014, AT&T announced that as a result of the substantial completion of the expansion of its 4G-LTE network, its capital expenditures will decrease in 2015. This announcement and the occurrence of any of these events could have a material adverse effect on our business, financial condition or results of operations and our ability to grow.

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

Our potential for revenue growth depends in part upon demand for wireless data services on wireless networks and related infrastructure build outs and demand for broadband and expanded satellite television services and the overall appeal of DIRECTV’s products and services.

We expect that an important component of any future revenue growth will be sales to telecommunications service providers as they build out their network infrastructure and accommodate increased demand for wireless data services. The demand for wireless data services may decrease or may grow more slowly than expected. Any such decrease in the demand or slowing rate of growth could have a material adverse effect on our business. In addition, if the evolution to next generation technology, including small cell and DAS, does not materialize for any reason, such as lack of cost-effectiveness, then this may have an adverse impact on our business growth and revenues. Delays in the introduction of new wireless networks, the failure of these services to gain widespread acceptance or the ineffective marketing of these services may reduce the demand for our services, which could have a material adverse effect on our business, financial condition or results of operations.

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

We have a significant amount of indebtedness. As of December 31, 2014, we had approximately $326.6 million of indebtedness outstanding (including unamortized discount and premium thereon) under the Indenture and the Credit Facility.

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

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness, including the notes. These alternative measures may be unsuccessful and may not permit us to meet our scheduled debt service obligations. If our operating results and available cash are insufficient to meet our debt service obligations, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may be unable to consummate those dispositions or to obtain the proceeds that we could realize from them, and these proceeds may be inadequate to meet any debt service obligations then due. Additionally, the Credit Agreement and the Indenture limit the use of the proceeds from any disposition; as a result, we may not be allowed, under these agreements, to use proceeds from such dispositions to satisfy all current debt service obligations.

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

As of December 31, 2014 and after giving effect to the amendment to our Credit Facility on May 8, 2014, we had $26.4 million of unused availability under our Credit Facility, which takes into account an outstanding letter of credit in the amount of $4.0 million that was paid in full in January of 2015, subject to borrowing base determination and the maintenance of certain covenants. Obligations under our Credit Facility are secured by a first-priority lien on our accounts receivables, inventory, related contracts and other rights and other assets related to the foregoing and proceeds thereof, or the Bank Collateral. The notes are secured by a second-priority lien on the Bank Collateral. Any rights to payment and claims by the holders of the notes are, therefore, effectively junior to any rights to payment or claims by our creditors under our Credit Facility with respect to distributions of the Bank Collateral. Only when the obligations under our Credit Facility are satisfied in full will the proceeds of the Bank Collateral be available, subject to other permitted liens, to satisfy obligations under the notes. The notes are also effectively junior in right of payment to any other indebtedness collateralized by a higher priority lien on our assets, to the extent of the realizable value of such collateral.

The Credit Facility will mature prior to the notes, and we will have to refinance or repay any outstanding balance on the Credit Facility prior to repaying the notes.

Prior to the repayment of the notes, we will be required to repay the outstanding balance owed on our Credit Facility, which consists of a $50.0 million total commitment, none of which was borrowed as of December 31, 2014. We had $26.4 million of unused availability and $4.0 million of outstanding letters of credit as of December 31, 2014. If we borrow under the Credit Facility, we may be unable to refinance any of this indebtedness on commercially reasonable terms or at all. If we are unable to repay or refinance any of this indebtedness or obtain new financing under these circumstances, our lenders will be entitled to exercise the remedies provided in the Credit Facility and we will have to consider other options, such as:

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

Upon a change of control, subject to certain conditions, we are required to offer to repurchase all outstanding notes at 101% of the principal amount thereof, plus accrued and unpaid interest and additional interest, if any, to the date of repurchase. Further, upon certain asset sales subject to certain conditions and exceptions, we may be required to repurchase any outstanding notes at 100% of the principal amount thereof, plus accrued and unpaid interest and additional interest, if any. The source of funds for the purchases of the notes will be our available cash or other potential sources, including borrowings, proceeds from sales of assets or proceeds from sales of equity. Sufficient funds from such sources may be unavailable at the time of any change of control or asset sale to make required repurchases of the notes tendered. Our future indebtedness agreements may limit our ability to repurchase the notes and/or provide that certain change of control events or asset sales will constitute an event of default thereunder.

Our ability to borrow under the Credit Facility is subject to fluctuations of our borrowing base calculation due to the amount of our receivables with customers other than AT&T.

The borrowings available under the Credit Facility are subject to fluctuations in the calculation of a borrowing base, which is based on the value of our eligible accounts receivable and up to $10.0 million of eligible inventory. On May 8, 2014, we entered into an AT&T-sponsored vendor finance program to reduce our effective collection cycle time on AT&T invoices, but to facilitate the program, we amended the Credit Facility to remove the AT&T receivables as collateral thereunder. Our receivables with AT&T therefore no longer contribute to our borrowing base under the Credit Facility. While the maximum commitment on the Credit Facility remains at $50.0 million, we expect the net availability thereunder to decline compared to historical levels as a result of the elimination of the AT&T receivables from the borrowing base calculation. Assuming this program was in place as of December 31, 2013, the elimination of AT&T receivables from our borrowing base calculation would have caused our borrowing base under the Credit Facility to reduce from $50.0 million to $35.9 million and our availability for additional borrowings under the Credit Facility after giving effect to outstanding borrowings and letters of credit to reduce from $45.5 million to $31.4 million. As of December 31, 2014, our borrowing base under the Credit Facility was $30.4 million and our availability for additional borrowings after giving effect to letters of credit was $26.4 million. As a result, the availability under the Credit Facility fluctuates with the level of receivables with customers other than AT&T and reduces as we collect receivables or if they are not paid within a certain period of time. If the value of our eligible inventory were to significantly decrease, it could also reduce our borrowing capacity. If our borrowing base is reduced below the level of outstanding borrowings on the Credit Facility, then a portion of the outstanding indebtedness under the Credit Facility could become due and payable. If that should occur, we may be forced to use the proceeds from the collection of receivables to repay the facility or we may be unable to repay all of our obligations under the Credit Facility, which could force us to sell significant assets or allow our assets to be foreclosed upon. Should our liquidity needs exceed our cash on hand and borrowings available under the Credit Facility, we would be required to obtain modifications of the Credit Facility or secure another source of financing to continue to operate our business, which may not be available at a favorable price, or at all.

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

The intercreditor agreement entered into by us in connection with the Indenture may limit the rights of the holders of the notes and their control with respect to certain stock serving as collateral for the notes.

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

U.S. bankruptcy laws may limit your ability to realize value from the Notes Collateral.

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

The ability of the collateral trustee to exercise remedies against the Notes Collateral may be limited by terms of agreements to which we are a party.

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

The security interests are or will be unperfected with respect to certain items of collateral that cannot be perfected by the filing of financing statements in each debtor’s jurisdiction of organization, the filing of mortgages, the delivery of possession of certificated securities or the filing of a notice of security interest with the U.S. Patent and Trademark Office or the U.S. Copyright Office or certain other conventional methods to perfect security interests in the United States. Security interests in collateral such as deposit accounts and securities accounts, which require additional actions to perfect liens on such accounts, may be unperfected or may not have priority with respect to the security interests of other creditors. To the extent that the security interests in any items of collateral are unperfected, the rights of the holders of the notes with respect to such collateral are or will be equal to the rights of our general unsecured creditors in the event of any bankruptcy filed by or against us under applicable U.S. federal bankruptcy laws. Our failure to meet our obligations to inform the trustee and the collateral trustee of the future acquisition of property or rights that constitute collateral may constitute a breach under the Indenture, which may result in the acceleration of our obligations under the notes. Acceleration of such obligations in such situation, however, may not provide an adequate remedy to holders of the notes if the value of the Notes Collateral is impaired by the failure to perfect the security interest in, or create a valid lien with respect to, such after-acquired collateral.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

We lease our headquarters in Plano, Texas and other facilities throughout the United States. Our facilities are used for offices, equipment yards, warehouses, storage and vehicle shops. As of December 31, 2014, our Infrastructure Services and Professional Services segments operated out of 30 offices located in 12 states throughout the United States, all of which were leased. Our Field Services segment operated out of 31 field offices over 15 states as of December 31, 2014. We do not own any of our offices other than Multiband’s headquarters in Minnetonka, Minnesota, which we listed for sale during the third quarter of 2014. We believe that our existing facilities are sufficient for our current needs. In addition, we operate a number of on-site project offices maintained on a temporary basis as the need arises.

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

In December 2009, the U.S. Department of Labor sued various individuals that are either stockholders, directors, trustees and/or advisors to DirecTECH Holding Company, Inc., or DTHC, and its Employee Stock Ownership Plan. Multiband was not named in this complaint. In May 2011, three of these individuals settled the complaint with the U.S. Department of Labor (upon information and belief, a portion of this settlement was funded by the individuals’ insurance carrier) in the approximate amount of $8.6 million and those same individuals have filed suit against Multiband for reimbursement of certain expenses. The basis for these reimbursement demands are certain corporate indemnification agreements that were entered into by the former DTHC operating subsidiaries and Multiband. Two of those defendants filed claims and had their claims denied during the second quarter of 2012, in a summary arbitration proceeding. This denial was appealed and the summary judgment award was overturned by a federal court judge in February 2013. Multiband appealed the federal court’s decision to the Sixth Circuit Court of Appeals. In January 2014, the Sixth Circuit Court of Appeals reversed the decision and reinstated the arbitration award granting summary judgment to Multiband.  In April 2014, the individuals filed a writ of certiorari to appeal the matter to the United States Supreme Court. On June 23, 2014, the United States Supreme Court denied the petition for a writ of certiorari, and the Sixth Circuit decision is now final.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Holders

There is currently no established public trading market or publicly available quotations for our common stock. As of March 31, 2015, there were 912,754 shares of our common stock outstanding and held of record by approximately 23 holders.

Dividends

We have not paid any dividends on our common stock during the years ended December 31, 2013 and 2014. We do not intend to pay any cash dividends on our common stock in the foreseeable future. We currently anticipate that we will retain all of our available cash, if any, for use as working capital, acquisitions and for other general corporate purposes, including to service our debt and to fund the operation of our business. Payment of future dividends, if any, will be at the discretion of our Board of Directors and will depend on many factors, including general economic and business conditions, our strategic plans, our financial results and condition, legal requirements and other factors our Board of Directors deems relevant. The Indenture and our Credit Facility also impose restrictions on our ability to pay dividends.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Material Covenants under our Indenture and Credit Facility — Applicability of Covenants.”

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information as of December 31, 2014 with respect to compensation plans under which shares of our common stock may be issued. Additional information concerning our share-based compensation plans is presented in Note 11, Share-Based Compensation and Warrants, in the notes to our consolidated financial statements for the years ended December 31, 2012, 2013 and 2014.

Equity Compensation Plan Information
Plan category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	611,065	$64.31	$328,935	(1)
Equity compensation plans not approved by security holders	-	-	-
Total	611,065	$64.31	$328,935

(1) Represents shares available for issuance under the Goodman Networks Incorporated 2008 Long-Term Incentive Plan.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the year ended December 31, 2014 that were not previously reported on a quarterly report or a current report.

Issuer Purchases of Equity Securities

There were no repurchases of shares of common stock or options to purchase common stock during the year ended December 31, 2014.

Item 6. Selected Financial Data.

The following consolidated selected financial data is derived from our audited financial statements as of and for the three years ended December 31, 2014 included elsewhere in this Annual Report and from our audited financial statements not included in this Annual Report.

On February 28, 2013, we completed the CSG acquisition. Accordingly, the operations and assets acquired in the CSG acquisition are included in our historical results of operations beginning March 1, 2013 and reflected in our historical balance sheet as of December 31, 2013. We completed the merger with Multiband on August 30, 2013. The operations and assets of Multiband are therefore included in our historical results of operations beginning August 31, 2013 and reflected in our historical balance sheet as of December 31, 2013.

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

	Year Ended December 31,
	2010	2011	2012	2013	2014
Statement of Operations Data (1)
Revenues	$320,388	$729,002	$609,227	$931,745	$1,199,188
Cost of revenues	279,767	610,784	499,288	806,109	1,025,437
Gross profit	40,621	118,218	109,939	125,636	173,751
Selling, general and administrative expenses	53,656	67,450	87,216	121,106	122,792
Restructuring expense (2)	-	-	-	-	9,998
Impairment expense (3)	-	-	-	-	3,254
Other operating (income) expenses	749	4,000	-	-	(3,285)
Operating income (loss)	(12,286)	46,768	22,723	4,530	40,992
Other income	-	-	-	(25)	(71)
Interest expense, net	5,718	20,548	31,998	40,287	46,694
Income (loss) before income taxes	(18,004)	26,220	(9,275)	(35,732)	(5,631)
Income tax expense (benefit)	(6,897)	10,309	(4,176)	7,506	9,293
Net income (loss) from continuing operations	(11,107)	15,911	(5,099)	(43,238)	(14,924)
Net income (loss) from discontinued operations	(256)	3,407	2,568	-	-
Net income (loss)	$(11,363)	$19,318	$(2,531)	$(43,238)	$(14,924)

Other Financial Data:
EBITDA from continuing operations (4)	$(8,018)	$51,287	$26,344	$14,313	$52,562
Adjusted EBITDA from continuing operations (4)	$(1,028)	$53,494	$42,431	$25,758	$69,735
Capital expenditures	4,052	3,227	3,470	4,964	18,603

Balance Sheet Data (at period end):
Cash and cash equivalents	$-	$100,637	$120,991	$59,439	$76,703
Total assets	213,944	301,826	324,159	508,390	414,060
Long-term debt (net of current portion)	-	221,401	221,953	330,346	326,648
Series C Convertible Redeemable Preferred Stock	28,388	-	-	-	-
Common stock subject to put options	1,500	-	-	-	-
Total shareholders' deficit	(37,111)	(95,241)	(92,323)	(135,324)	(145,023)

(1)

During the three months ended March 31, 2013, transitional services ceased on an expired contract with AT&T in the Pacific Northwest region. Accordingly, the results of operations for the Pacific Northwest region are presented as discontinued operations for all periods presented.

(2)

During the second quarter of 2014, the Company’s management committed to and initiated plans to restructure and further improve efficiencies in our operations, during 2014 and 2015, or the 2014 Restructuring Plan.  The restructuring costs associated with the 2014 Restructuring Plan are recorded in restructuring expense within the consolidated statements of operations and comprehensive loss.  The majority of the estimated restructuring expense is expected through 2014 and 2015.

(3)

During the year ended December 31, 2014, the Company listed for sale the Multiband headquarters building in Minnetonka, Minnesota. The Company evaluated the carrying value against the fair value of the building, less costs that will be incurred to complete the sale of the building, and concluded that the value of the building was impaired. Accordingly an impairment charge of $3.3 million has been included in the consolidated statements of operations.

(4)

EBITDA from continuing operations represents net income from continuing operations before income tax expense, interest, depreciation and amortization. We present EBITDA from continuing operations because we consider it to be an important supplemental measure of our operating performance and we believe that such information will be used by securities analysts, investors and other interested parties in the evaluation of high yield issuers, many of which present EBITDA from continuing operations when reporting their results. We consider EBITDA from continuing operations to be an operating performance measure, and not a liquidity measure, that provides a measure of operating results unaffected by differences in capital structures, capital investment cycles and ages of related assets among otherwise comparable companies.

We present Adjusted EBITDA from continuing operations, which adjusts EBITDA from continuing operations for items that management does not consider to be reflective of the Company’s core operating performance, because it may be used by certain investors as a measure of operating performance. Management considers core operating performance to be that which can be affected by managers in any particular period through their management of the resources that affect our underlying revenue and profit generating operations during that period. Adjusted EBITDA from continuing operations adjusts EBITDA from continuing operations to eliminate the impact of certain items, including: (i) share-based compensation (non-cash portion); (ii) certain professional and consultant fees identified in the Indenture; (iii) severance expense (paid to certain senior level employees); (iv) amortization of debt issuance costs; (v) restatement fees and expenses; (vi) a tax gross-up payment made to the Company’s Chief Executive Officer to cover the his tax obligation for an award of common stock; (vii) transaction fees and expenses related to acquisitions; (viii) certain restructuring fees and expenses; and (ix) impairment charges recognized on our long-lived assets; and (ix) fees and expenses related to the issuance of equity permitted under the Indenture.

Because EBITDA from continuing operations and Adjusted EBITDA from continuing operations are not recognized measurements under GAAP, both have limitations as analytical tools. Because of these limitations, when analyzing our operating performance, investors should use EBITDA from continuing operations and Adjusted EBITDA from continuing operations in addition to, and not as an alternative for, net income, operating income or any other performance measure presented in accordance with GAAP. Similarly, investors should not use EBITDA from continuing operations and Adjusted EBITDA from continuing operations as an alternative to cash flow from operating activities or as a measure of our liquidity.

The following table reconciles net income to EBITDA from continuing operations and EBITDA from continuing operations to Adjusted EBITDA from continuing operations:

	Years Ended December 31,
	2010	2011	2012	2013	2014
EBITDA from continuing operations and Adjusted EBITDA from continuing operations:	(dollars in thousands)
Net loss from continuing operations	$(11,107)	$15,911	$(5,099)	$(43,238)	$(14,924)
Income tax expense (benefit)	(6,897)	10,309	(4,176)	7,506	9,293
Interest expense, net	5,718	20,548	31,998	40,287	46,694
Depreciation and amortization	4,268	4,519	3,621	9,758	11,499
EBITDA from continuing operations	(8,018)	51,287	26,344	14,313	52,562
Share-based compensation (a)	1,022	1,023	5,629	4,507	6,043
Specified professional fees (b)	5,301	651	-	-	-
Severance expense (c)	667	1,228	-	-	-
Restructuring expenses (d)	-	-	-	-	9,998
Amortization of debt issuance costs (e)	-	(695)	(1,195)	(1,990)	(3,482)
Restatement fees and expenses (f)	-	-	8,075	3,382	-
Tax gross up on CEO stock grant (g)	-	-	3,226	-	-
Asset Impairment (h)	-	-	-	-	3,254
Equity issuance costs (i)	-	-	-	-	1,360
Acquisition related transaction expenses (j)	-	-	352	5,546	-
Adjusted EBITDA from continuing operations	$(1,028)	$53,494	$42,431	$25,758	$69,735
(a)	Represents non-cash expense related to equity-based compensation.
(b)

Includes: (i) third-party consultant fees for a review of various business process and cost improvement initiatives, (ii) third-party consultant fees as a result of an investment in our company by affiliates of The Stephens Group, LLC; (iii) fees paid to an executive recruiting firm; and (iv) operations review expenses.

(c)	Represents severance costs paid to certain senior level employees upon termination of their employment with us.
(d)	Represents restructuring cost related to the 2014 Restructuring Plan.
(e)	Amortization of debt issuance costs is included in interest expense but excluded in the calculation of Adjusted EBITDA from continuing operations per the Indenture.
(f)

Represents accounting advisory and audit fees incurred in connection with completing restatement of our financial statements for the years ended December 31, 2009, 2010 and 2011, respectively, and preparing our financial statements for the year ended December 31, 2012, on the completed contract method and modifying our business processes to account for construction projects under the completed contract method going forward.

(g)	Represents a tax gross-up payment made to cover the tax obligation for share grant made to our Chief Executive Officer in connection with his transition into that role.
(h)	Represents impairment charges on long-lived assets related to the Multiband building presented within the consolidated balance sheet.
(i)	Represents cost expensed during the year ended December 31, 2014 related to the potential offering of shares of our common stock pursuant to a registration statement on Form S-1 in 2014.
(j)	Represents fees and expenses incurred relating to our business acquisitions for the year ended December 31, 2012 and 2013, respectively.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We operate from a broad footprint, having provided services during 2014 in all 50 states. As of December 31, 2014, we employed over 3,900 people and operated in 62 regional offices and warehouses. During the year ended December 31, 2014, we completed over 65,000 telecommunications projects and fulfilled over 1.5 million satellite television installations, upgrade or maintenance work orders. We have established long-standing relationships with Tier-1 wireless carriers and original telecommunications equipment manufacturers, or OEMs, including AT&T Mobility, LLC, or AT&T, Alcatel-Lucent USA Inc., or Alcatel-Lucent, Sprint/United Management Company, or Sprint, as well as DIRECTV. Over the last few years, we have sought to diversify our customer base within the telecommunications industry by leveraging our long-term success and reputation for quality to win new customers such as Nokia Solutions and Networks B.V., or NSN, T-Mobile International AG, or T-Mobile, and Verizon Wireless, or Verizon. We generated nearly all of our revenues over the past several years under master service agreements, or MSAs, that establish a framework including pricing and other terms, for providing ongoing services. During 2014, we also provided small cell or DAS services to over 100 enterprises including higher education institutions, stadiums for professional and collegiate sports events, hotels and resorts, major retailers, hospitals, corporations and government agencies.

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

Disposition of the MDU Assets

On December 31, 2013, we sold certain assets to DIRECTV MDU, LLC, or DIRECTV MDU, and DIRECTV MDU assumed certain liabilities of our Company, related to the division of our business involved with the ownership and operation of subscription based video, high-speed internet and voice services and related call center functions to multiple-dwelling unit, or MDU, customers, lodging and institution customers and commercial establishments, or, such assets, collectively, the MDU Assets. The operations of the MDU Assets were previously reported in our “Other Services” segment. In consideration for the MDU Assets, DIRECTV MDU paid us $12.5 million and additional non-cash consideration, assumed certain liabilities, and extended the existing Multiband/DIRECTV HSP Agreement, resulting in a four-year remaining term ending on December 31, 2017.

Acquisition of the Custom Solutions Group of Cellular Specialties, Inc.

On February 28, 2013, we completed the acquisition of the Custom Solutions Group of Cellular Specialties, Inc., or CSG, which provides indoor and outdoor wireless distributed antenna system, or DAS, and carrier Wi-Fi solutions, services, consultations and maintenance. The purchase price consisted of $18.0 million in cash, earn-out payments of up to an aggregate of $17.0 million through December 31, 2015 and the assumption of certain liabilities related to the acquired business. We believe the acquisition will help better serve our customers’ evolving needs by enhancing our ability to provide small cell and DAS offload solutions.

2014 Restructuring Plan

During the second quarter of 2014, our management approved, committed to and initiated plans to restructure and further improve efficiencies in our operations, or the 2014 Restructuring Plan. As part of the 2014 Restructuring Plan, we have taken steps to (i) further integrate our Multiband and CSG operations, including elimination of redundant positions and information technology infrastructure to realize acquisition synergies, (ii) exit certain locations to bring our overhead costs in line with our revenue, and (iii) eliminate certain headcount to bring our costs in line with our forecasted demand. The restructuring costs associated with the 2014 Restructuring Plan are recorded in the restructuring expense line item within our consolidated statements of operations and comprehensive loss. The Company incurred a significant portion of the estimated restructuring expenses through the end of 2014.  Any changes to the estimates of executing the 2014 Restructuring Plan will be reflected in the 2015 results of operations.

Operating Segments

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

Field Services. Our Field Services segment provides installation and maintenance services to DIRECTV, commercial customers and a provider of internet wireless service primarily to rural markets. Our wholly owned subsidiary, Multiband, fulfilled over 1.5 million satellite television installations, upgrade or maintenance work orders during both 2013 and 2014 for DIRECTV, which represented 27.6% and 28.0% of DIRECTV’s outsourced work orders for residents of single-family homes during 2013 and 2014, respectively.  We were the second largest DIRECTV in-home installation provider in the United States for the years ended December 31, 2013 and 2014.

In the first quarter of 2014, we integrated our Engineering, Energy & Construction, or EE&C, line of business with our Infrastructure Services and Professional Services segments. As a result of the disposition of the MDU Assets and the integration of our EE&C line of business, we no longer have an Other Services segment. We have not restated the corresponding items of segment information for the year ended December 31, 2013 because the employees that previously comprised the EE&C line of business immediately prior to such integration are now serving customers within the Infrastructure Services segment and the remaining operations of the Other Services segment that were realigned to the Infrastructure Services, Professional Services or Field Services segments are not material to those segments individually.

Customers

Although we served over 100 customers in 2014, the vast majority of our revenues are from subsidiaries of AT&T Inc. and DIRECTV. Our customer list includes several of the largest carriers and OEMs in the telecommunications industry. Revenues earned from customers other than subsidiaries of AT&T Inc. and DIRECTV was 12.7% of our total revenues in the year ended December 31, 2012, 19.0% of total revenues for the year ended December 31, 2013 and 12.8% of total revenues for the year ended December 31, 2014.

AT&T

We provide site acquisition, construction, technology upgrades, Fiber to the Cell and maintenance services for AT&T Mobility, LLC, or AT&T, at cell sites in 7 of 31 distinct AT&T markets, or Turf Markets, as the sole, primary or secondary vendor, pursuant to a multi-year MSA that we entered into with AT&T and have amended and replaced from time to time. We refer to our MSAs with AT&T related to its turf program collectively as the “Mobility Turf Contract.” We have generated an aggregate of approximately $3.2 billion of revenue from subsidiaries of AT&T Inc. collectively for the period from January 1, 2009 through December 31, 2014.

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

With the acceleration of the deployment of 4G-LTE by AT&T in 2014 and the positive results from the adoption of the AT&T-sponsored Supplier Finance Program in May 2014, which excluded the discounts, previously offered on each of AT&T’s invoices, revenues under the Mobility Turf Contract increased by $133.3 million for the year ended December 31, 2014 compared to the year ended December 31, 2013.  During the second quarter of 2014, AT&T deferred certain capital expenditures with us. We began to see an impact to the volume of services provided to subsidiaries of AT&T Inc. in the second quarter of 2014 due to the deferral of these AT&T capital expenditures and we expect this impact to continue into 2015.  On November 7, 2014, AT&T announced that as a result of the substantial completion of the expansion of its 4G-LTE network, its capital expenditures will decrease in 2015. In addition, although AT&T’s initial 2015 wireless capital expenditure plan is not final, through recent communications and discussions with AT&T, we understand that it will include the reassignment of the Missouri Turf Market, one of our smaller Turf Markets, to other turf vendors and, in an effort to diversify AT&T’s supplier base, may include the rebalancing away from us of the work assigned in certain other Turf Markets. The deferrals, the announced reduction in AT&T’s 2015 capital expenditures and the potential Turf Market reassignment and rebalancing may significantly reduce our 2015 revenues compared to 2014 and may have a material adverse impact to our business, financial condition or results of operations.

In 2013, we entered into a DAS Installation Services Agreement and Subordinate Material and Services Agreement with AT&T to provide services, including deployment of indoor small cell systems, DAS systems and microwave transmission facilities and central office services.

DIRECTV

With the acquisition of Multiband, DIRECTV became our second largest customer. The relationship between Multiband and DIRECTV has lasted for over 18 years and is essential to the success of our Field Services segment’s operations. We are one of three in-home installation providers that DIRECTV utilizes in the United States, and during the year ended December 31, 2013 and December 31, 2014, Multiband performed 27.6% and 28.0% of all DIRECTV’s outsourced installation, upgrade and maintenance activities. Our contract with DIRECTV has a term expiring on October 15, 2018, and contains an automatic one-year renewal. The contract may also be terminated by 180 days’ notice by either party. Until December 31, 2013, we also provided customer support and billing services to certain of DIRECTV’s customers through our Other Services segment pursuant to a separate arrangement.

Alcatel-Lucent

On July 15, 2014, we entered into a three-year MSA with Alcatel-Lucent, effective as of June 30, 2014, or the 2014 Alcatel-Lucent Contract. The 2014 Alcatel-Lucent Contract will replace the five year MSA we entered into with Alcatel-Lucent in November 2009, or the Alcatel-Lucent Contract. Pursuant to the 2014 Alcatel-Lucent Contract, we will provide, upon request, certain services, including deployment engineering, integration engineering, radio frequency engineering and other support services to Alcatel-Lucent that were formerly provided under the Alcatel-Lucent Contract. We have experienced a decline in the amount of legacy work that we have performed for Alcatel-Lucent and we expect this decline to continue, although we are also seeking to obtain work from Alcatel-Lucent on newer technologies. The 2014 Alcatel-Lucent Contract has an initial term ending June 30, 2017, after which the parties may mutually agree to extend the term on a yearly basis. During the years ended December 31, 2012, 2013 and 2014, we recognized $55.0 million, $57.9 million and $42.6 million of revenue related to the services provided to Alcatel-Lucent.

Sprint

In May 2012, we entered into an MSA with Sprint to provide decommissioning services for Sprint’s iDEN (push-to-talk) network. We are removing equipment from Sprint’s network that is no longer in use and restoring sites to their original condition. For the years ended December 31, 2012, 2013 and 2014 we recognized $11.9 million, $34.0 million and $51.8 million of revenue, respectively, related to the services we provide for Sprint. The Sprint Agreement has an initial term of five years, and automatically renews on a monthly basis thereafter unless notice of non-renewal is provided by either party. As of December 31, 2014, we completed the decommissioning work for Sprint of over 11,400 cell sites under the Sprint Agreement. We have established a strong performance record with Sprint and we are working to grow and evolve our relationship with them in the future.

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

The following table presents our gross deferred revenue and deferred cost balances as of December 31, 2013 and 2014, which have been presented net on a project basis in the accompanying financial statements (in thousands):

	December 31, 2013	December 31, 2014
Deferred project revenue (gross)	$(197,854)	$(155,384)
Deferred project cost (gross)	251,421	200,477
Net deferred project cost	$53,567	$45,093

Costs in excess of billings on uncompleted projects	$100,258	$81,410
Billings in excess of costs on uncompleted projects	(46,691)	(36,316)
Net deferred project cost	$53,567	$45,093

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

For our Field Services segment, cost of revenues consists primarily of salaries for technicians, fleet expenses, installation material costs used in the field projects and subcontractor expenses.

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

Our selling, general and administrative expenses are not allocated to a reporting segment. Our selling, general and administrative expenses increased as a result of additional expenses associated with becoming a voluntary filer with the Securities and Exchange Commission, or the SEC, including increased personnel costs, legal costs, accounting costs, board compensation expense, director and officer insurance premiums, share-based compensation and costs associated with our compliance with Section 404 of the Sarbanes-Oxley Act of 2002, and other applicable SEC regulations.

Results of Operations

Year Ended December 31, 2013 Compared to Year Ended December 31, 2014

The following table sets forth information concerning our operating results by segment for the years ended December 31, 2013 and 2014 (in thousands):

	Year Ended December 31,
	2013		2014
		Percentage of		Percentage of
	Amount	Total Revenue	Amount	Total Revenue	Change ($)	Change (%)
Revenues:
Professional Services	$111,468	12.0%	$99,880	8.3%	$(11,588)	(10.4)%
Infrastructure Services	715,518	76.8%	837,982	69.9%	122,464	17.1%
Field Services	88,240	9.5%	261,326	21.8%	173,086	196.2%
Other Services	16,519	1.7%	-	-	(16,519)	(100.0)%
Total revenues	931,745	100.0%	1,199,188	100.0%	267,443	28.7%
Cost of revenues:
Professional Services	91,597	9.8%	92,380	7.7%	783	0.9%
Infrastructure Services	622,438	66.8%	707,616	59.0%	85,178	13.7%
Field Services	77,899	8.4%	225,441	18.8%	147,542	189.4%
Other Services	14,175	1.5%	-	-	(14,175)	(100.0)%
Total cost of revenues	806,109	86.5%	1,025,437	85.5%	219,328	27.2%
Gross profit:
Professional Services	19,871		7,500		(12,371)	(62.3)%
Infrastructure Services	93,080		130,366		37,286	40.1%
Field Services	10,341		35,885		25,544	247.0%
Other Services	2,344		-		(2,344)	(100.0)%
Total gross profit	125,636		173,751		48,115	38.3%

Gross margin as percent of segment revenues:
Professional Services	17.8%		7.5%
Infrastructure Services	13.0%		15.6%
Field Services	11.7%		13.7%
Other Services	14.2%		0.0%
Total gross margin	13.5%		14.5%

Selling, general and administrative expenses	121,106	13.0%	122,792	10.2%	1,686	1.4%
Restructuring Expense	-	-	9,998	0.8%	9,998	n/a
Impairment Expense	-	-	3,254	0.3%	3,254	n/a
Other Operating (income) expense	-	-	(3,285)	(0.3)%	(3,285)	n/a
Operating income	4,530	0.5%	40,992	3.4%	36,462	804.9%
Other (income) loss	(25)	(0.0)%	(71)	(0.0)%	(46)	184.0%
Interest expense, net	40,287	4.3%	46,694	3.9%	6,407	15.9%
Loss before income taxes from continuing operations	(35,732)	(3.8)%	(5,631)	(0.5)%	30,101	(84.2)%
Income tax expense	7,506	0.8%	9,293	0.8%	1,787	23.8%
Net loss from continuing operations	(43,238)	(4.6)%	(14,924)	(1.2)%	28,314	(65.5)%
Discontinued operations, net of income taxes	-	-	-	-	-	n/a
Net loss	$(43,238)	(4.6)%	$(14,924)	(1.2)%	$28,314	(65.5)%

Revenues

We recognized total revenues of $1,199.2 million for the year ended December 31, 2014, compared to $931.7 million for the year ended December 31, 2013, representing an increase of $267.5 million, or 28.7%. Our aggregate revenue from subsidiaries of AT&T Inc., a majority of which was earned through our Infrastructure Services segment, was $797.5 million for the year ended December 31, 2014, compared to $662.8 million in the same period of 2013. A significant amount of our revenue increase was due to increased volume of services provided to subsidiaries of AT&T Inc. and the inclusion of Field Services revenues for the full year of 2014. For the year end December 31, 2013, Multiband revenue was $104.8 million compared to $264.0 million for the year ended December 31, 2014.

Revenues for the Professional Services segment decreased $11.6 million, or 10.4%, to $99.9 million from $111.5 million for the year ended December 31, 2013. This decrease was primarily due to decreased volume of services provided to Alcatel-Lucent that are included within our Professional Services segment. Our aggregate revenue from Alcatel-Lucent for the year ended December 31, 2014 was $42.6 million compared to $57.9 million in the same period of 2013. As discussed under “–Customers–Alcatel-Lucent”, above, we expect our aggregate revenues from Alcatel-Lucent to decline in future periods. The acquisition of CSG contributed revenues of $41.7 million for the year ended December 31, 2014 compared to $43.9 million for the year ended December 31, 2013, which are included in our Professional Services segment.

Revenues for the Infrastructure Services segment increased by $122.5 million or 17.1% to $838.0 million for the year ended December 31, 2014 from $715.5 million in the same period of 2013. The increase was primarily due to an increase in the volume of site acquisition contract completions as well as the accelerated deployment of 4G-LTE networks by our largest customer. The adoption of an AT&T-sponsored Supplier Finance Program in May 2014 also contributed to the increase in our revenue as we no longer offered AT&T a one percent discount on each invoice.

The Field Services segment is comprised of operations acquired in the merger with Multiband and was therefore only included in the results beginning August 31, 2013. The Field Services segment contributed revenues of $261.3 million for the year ended December 31, 2014 compared to $88.2 million for the four months ended December 31, 2013.

Cost of Revenues

Our cost of revenues for the year ended December 31, 2014 of $1,025.4 million increased $219.3 million or 27.2%  as compared to $806.1 million for the year ended December 31, 2013, and occurred during a period when revenues increased 28.7%   from the comparative period. Cost of revenues represented 85.5% and 86.5% of total revenues for the years ended December 31, 2014 and 2013, respectively.

Cost of revenues for the Professional Services segment increased $0.8 million to $92.4 million for the year ended December 31, 2014 from $91.6 million during 2013. This increase is primarily related to a $5.8 million increase in cost of revenues from the operation of the assets acquired in the acquisition of CSG, which increased from $33.0 million during the year ended December 31, 2013 to $38.8 million during the year ended December 31, 2014, offset by decreases in cost of revenues related to the reduction of project workload under the Alcatel-Lucent Contract discussed above. The Professional services segment headcount also decreased by 16.4% as of December 31, 2014 compared to December 31, 2013, as a result of the 2014 Restructuring Plan as we continue to take steps to better align this segment with projected demand.

Cost of revenues for the Infrastructure Services segment increased $85.2 million to $707.6 million for the year ended December 31, 2014 from $622.4 million for the same period of 2013.  The majority of the increase was related to the $122.5 million increase in revenue for the Infrastructure Services segment compared to the same period of 2013. Infrastructure Services cost of revenue as a percentage of the segment  revenue decreased to 84.4% for the year ended December 31, 2014 as compared to 87.0% for the same period in 2013 as a result of the Company’s ability to eliminate or reduce cost during 2014 related to items that increased costs in 2013 and the first quarter of 2014 related to (i) tower crew shortages in all markets; (ii) schedule accelerations and recoveries; (iii) integration and ramp up expenses for our internal self-perform capability; and (iv) quality issues that we corrected in a few of our markets in 2013 which benefitted the 2014 results of operations. Additionally, headcount for the segment decreased by over 13% as a result of the 2014 Restructuring Plan as of December 31, 2014 compared to December 31, 2013.

The Field Services segment is comprised of operations acquired in the merger with Multiband and was therefore only included in our results beginning August 31, 2013. Cost of revenue for the Field Services segment was $225.4 million for the year ended December 31, 2014, which included a $5.6 million gain realized upon the return of leased vehicles. The headcount for the Field Services segment decreased by 13.2% of December 31, 2014 compared to December 31, 2013 as Management continued to integrate the Multiband operations and improve efficiencies in our operations through the 2014 Restructuring Plan. In 2015, management will continue to take steps to bring costs in line with forecasted demand.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended December 31, 2014 were $122.8 million as compared to $121.1 million for the same period of 2013, representing an overall increase of $1.7 million, or 1.4%. The increase during the period is primarily attributable to (i) an increase of $21.7 million in employee related costs and the inclusion of Multiband for the full year in 2014 compared to four months in 2013, and (ii) an increase in compensation expense recognized for outstanding share-based awards of $1.6 million, both of which were partially offset by (y) a $9.5 million reduction of the fair value of the earn-out obligation related to the acquisition of CSG and (z) a $11.4 million reduction in other miscellaneous expenses and professional services expenses primarily related to restatement related charges incurred in the second quarter of 2013 that did not recur in 2014. Selling, general and administrative expense as a percentage of revenue for the year ended December 31, 2014 was 10.3% compared to 13.0% for the year ended December 31, 2013. The change in the fair value of the CSG earn-out decreased selling, general and administrative expenses as a percentage of revenues by 0.8% for the year ended December 31, 2014.

Other Operating Income

Other operating income for the year ended December 31, 2014 was $3.3 million and $0.0 for the comparable period in 2013. The other operating income earned during the year ended December 31, 2014 was primarily related to (i) successful negotiations with DIRECTV that enabled us to bill DIRECTV $1.2 million for services performed prior to the acquisition of Multiband, (ii) favorable settlement of $0.4 million related to litigation with a former executive of the Company, and (iii) a $1.5 million reduction in our estimate of the fair value of our guarantee of indebtedness with a related party. See “Off Balance Sheet Arrangements – Guarantee.” for further discussion.

Interest Expense

Interest expense for the years ended December 31, 2013 and 2014, was $40.3 million and $46.7 million, respectively. This increase is primarily attributable to the interest related to the issuance of the tack-on notes on June 13, 2013 of $6.0 million. Interest expense in 2014 includes $76,000 of additional interest accrued as a penalty on the tack-on notes as a result of our delayed registration of the exchange offer for the tack-on notes. Interest expense related to the tack-on notes were only inclusive for the latter part of year of 2013 compared to a full year for 2014. We expect our interest expense in future periods to be at similar to our level of interest expense in 2014, which includes a full year of interest on the tack-on notes.

Income Tax Expense

As a result of the loss before taxes and a valuation allowance of $28.6 million recorded against our deferred tax assets, we recorded income tax expense of $9.3 million for the year ended December 31, 2014, compared to the tax expense of $7.5 million for the same period of 2013. Our effective income tax rate was (162.0)% and (21.0)% for the years ended December 31, 2014 and December 31, 2013, respectively. The increase in the effective tax rate is due to the increased valuation allowance in 2014 compared to 2013 and adjustments required by the Accounting Standards Codification (“ASC”) 740 as of December 31, 2014.

Restructuring Expense

Management approved, committed to and initiated plans to restructure and further improve efficiencies in our operations, or the 2014 Restructuring Plan during the second quarter of 2014. Restructure expense for the year ended December 31, 2014, was $10.0 million primarily related to the exit certain locations and elimination of certain headcount to bring our costs in line with our forecasted demand. The Company anticipates annual cost savings of over $50.0 million as result of 2014 Restructure Plan. In conjunction with the restructure plan the Multiband headquarters building in Minnetonka, Minnesota was listed for sale. An evaluation of the carrying value against the fair value of the building less costs that will be incurred to complete the sale of the building was done and concluded that the value of the building was impaired.  An impairment charge of $3.3 million was recorded in the consolidated statements of operations and comprehensive loss.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2013

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

Cost of revenues for the Professional Services segment increased $26.4 million to $91.6 million for the year ended December 31, 2013 from $65.2 million for the same period of 2012. The operation of the assets acquired in the acquisition of CSG contributed cost of revenues of $33.0 million during the year ended December 31, 2013, which are included in our Professional Services segment. Excluding these CSG cost of revenues, which were not included in our results for the year ended December 31, 2012, our Professional Services cost of revenues declined $6.6 million, or 10.1%, from $65.2 million in 2012 to $58.6 million in 2014. This decrease was primarily related to a reduction of project workload under the Alcatel-Lucent Contract. Cost of revenues for the Professional Services segment increased 40.5% due to revenue mix changes, schedule changes from Alcatel-Lucent and also the operational integration costs of CSG.  During this period, revenues for the Professional Services segment also increased by 40.8% from the comparative period.

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

We incurred additional costs during 2013 related to these items for projects that are still in progress and have yet to be recognized on our income statement. We are working aggressively to mitigate the impact of these items through leadership changes and additions we have made in our Infrastructure Services segment, increased self-perform capabilities and proactive management of our leading tower crew vendors.

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

Liquidity and Capital Resources

Historically, our primary sources of liquidity have been borrowings under credit facilities and the proceeds of note offerings. In 2011, we completed a $225 million private offering of the original notes. We used the proceeds of this debt offering to pay the balances remaining on notes payable to shareholders, to purchase a portion of our outstanding warrants and common stock, including all outstanding Series C Redeemable Preferred Stock, and to pay off our prior credit facility. In 2013, to fund the merger with Multiband, we issued $100 million aggregate principal amount of the tack-on notes through our wholly owned subsidiary.

Our primary sources of liquidity are currently cash flows from continuing operations, funds available under our Credit Facility with PNC Bank, National Association, or PNC Bank, and our cash balances. We had $59.4 million and $76.7 million of cash on hand at December 31, 2013 and 2014, respectively. The Credit Facility permits us to borrow up to $50.0 million, subject to a borrowing base calculation and the compliance with certain covenants described below. As of December 31, 2014, our borrowing base under the Credit Facility was $30.4 million. We had $45.5 million and $26.4 million of availability for additional borrowings under our Credit Facility as of December 31, 2013 and 2014, respectively, subject to compliance with certain covenants described below.

We anticipate that our future primary liquidity needs will be for working capital, debt service, including interest payments of $19.7 million on the notes each January 1 and July 1 until the notes mature in full on July 1, 2018, capital expenditures and any strategic acquisitions or investments that we make. We evaluate opportunities for strategic acquisitions and investments from time to time that may require cash and we may consider opportunities to either repurchase outstanding debt or repurchase outstanding shares of our common stock in the future. Such repurchases, if any, may be made through open market or privately negotiated transactions with third parties or pursuant to one or more tender or exchange offers or otherwise, upon such terms and at such prices as we may determine. Whether we effect any such repurchases will depend on a number of factors, including prevailing market conditions, our liquidity requirements, contractual restrictions and prospects for future access to capital. We may also fund strategic acquisitions or investments with the proceeds from equity or debt issuances. We believe that, based on our cash balance, the availability we expect under the Credit Facility and our expected cash flow from operations, we will be able to meet all of our financial obligations for the next twelve months. However, a significant decline in our results from operations could affect our ability to make our interest payments which would trigger our debt financial covenants.  We would not be in compliance with the covenants under the Indenture and the Credit Facility if that were to occur.

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

Our Field Services segment earns revenue through installations and maintenance services provided to DIRECTV. A large portion of the inventory for the Field Services segment is purchased from DIRECTV under 30-day payment terms. The Field Services segment is paid by DIRECTV for its services on a weekly basis approximately two weeks after the work is completed. The weekly payment received includes a reimbursement for certain inventory used during the installation process.

As of December 31, 2014, we had $59.0 million in working capital, defined as current assets less current liabilities, as compared to $46.4 million in working capital at December 31, 2013. We have taken deliberate steps since March 31, 2014 to enhance our working capital position. During the second quarter of 2014, we began participating in an AT&T sponsored vendor finance program with Citibank, N.A., or Citibank, that is discussed under “Supplier Finance Program” below. This program has reduced our collection time on AT&T invoices and has significantly reduced the AT&T invoices subject to a one percent discount on invoices for early payment. In addition, we have reengineered our processes to improve our efforts to timely invoice our clients for services provided. We have also begun to implement corporate restructuring and integration activities as a result of our 2014 Restructuring Plan that we expect will improve efficiencies in our operations and reduce our costs and expenses. These efforts increased our cash on hand and reduced the difference between billings in excess of costs on uncompleted projects and costs in excess of billings on uncompleted projects.

Supplier Finance Program

On May 8, 2014, we entered into an AT&T-sponsored vendor finance program with Citibank that has the effect of reducing the collection cycle time on AT&T invoices. This program eliminates the one percent discount on each invoice offered to AT&T for payment within twenty days. We do, however, pay Citibank a discount fee of LIBOR (as defined) plus one percent per annum on the dollar amount of AT&T receivables sold to Citibank from the date of sale until the scheduled payment date of 60 days from acceptance of the invoice. This program has had a positive effect on working capital and our gross profit for the Infrastructure Services segment. Our election to move to this program does, however, cause AT&T receivables to be removed from the borrowing base calculation under the Credit Facility. While the maximum commitment under the Credit Facility remains at $50.0 million, we expect the net availability under the Credit Facility to decline compared to historical levels as a result of the elimination of the AT&T receivables from the borrowing base calculation. Assuming the program was in place as of December 31, 2013, the elimination of AT&T receivables from our borrowing base calculation would have caused our borrowing base to reduce from $50.0 million to $35.9 million, and our availability for additional borrowings under the Credit Facility after giving effect to outstanding borrowings and letters of credit to reduce from $45.5 million to $31.4 million. Our borrowing base and availability for additional borrowings under the Credit Facility were $30.4 million and $26.4 million, respectively, at December 31, 2014.

Cash Flow Analysis

The following table presents selected cash flow data for the years ended December 31, 2012, 2013 and 2014 (in thousands):

	Years Ended December 31,
	2012	2013	2014
Net cash provided by (used in) operating activities	$24,226	$(32,628)	$44,661
Net cash used in investing activities	(3,075)	(111,965)	(17,337)
Net cash provided by (used in) financing activities	(797)	83,041	(10,083)
Effect of exchange rate changes on cash	—	—	23
Increase (decrease) in cash	$20,354	$(61,552)	$17,264

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

Net cash provided by operating activities increased by $77.3 million to $44.7 million for the year ended December 31, 2014, as compared to the same period in 2013. This change is primarily attributable to invoicing related to amounts included in our costs in excess of billings, collections on accounts receivables and the receipt of an income tax receivable of $13.0 million, partially offset by a decrease in accounts payable and an increase in interest paid of $11.7 million. The decrease in our accounts receivable is partially due to reduced payment terms per the vendor finance program with Citibank.

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

Investing Activities

Net cash used in investing activities decreased by $94.6 million to $17.3 million for the year ended December 31, 2014 as compared to the same period in 2013 primarily related to our acquisitions of CSG and Multiband in 2013. Net cash used in investing activities primarily consists of the construction of a DAS during 2014 that we intend to lease the right to use to major carriers upon completion.

Net cash used in investing activities increased by $108.9 million to $112.0 million for the year ended December 31, 2013 as compared to the same period in 2012 primarily related to our acquisitions of Multiband and CSG, partially offset by our sale of the MDU Assets.

Financing Activities

Net cash used in financing activities increased by $93.1 million to $10.1 million for the year ended December 31, 2014, as compared to the same period in 2013. The change was driven primarily by the issuance of the tack-on notes in connection with the acquisition of Multiband in 2013. The Company’s financing activities consist primarily of payments on capital leases and debt issuance costs.

Net cash provided by financing activities increased by $83.8 million to $83.0 million for the year ended December 31, 2013 as compared to 2012. The change was driven primarily by the issuance of the tack-on notes in connection with the merger with Multiband in 2013 resulting in proceeds of $105.0 million offset by debt issuance costs and treasury stock purchase.

Credit Facility

In June 2011, we entered into the Credit Facility, which provides for a five-year revolving facility that is secured by (i) a first lien on our accounts receivable, inventory, related contracts and other rights and other assets related to the foregoing and proceeds thereof and (ii) a second lien on 100% of the capital stock of all of our existing and future material U.S. subsidiaries and non-voting stock of our future material non-U.S. subsidiaries and 66% of the capital stock of all our future material non-U.S. subsidiaries. The Credit Facility has a maturity date of June 2016, and a maximum available borrowing capacity of $50.0 million subject to borrowing base determinations and certain other restrictions. Amounts due under the Credit Facility may be repaid and reborrowed prior to the maturity date.

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

The borrowings available under the Credit Facility are subject to fluctuations in the calculation of a borrowing base, which is based on the value of our eligible accounts receivable and up to $10.0 million of eligible inventory. To facilitate the AT&T-sponsored vendor finance program, on May 8, 2014, we amended the Credit Facility to remove the AT&T receivables as collateral thereunder. Our receivables with AT&T therefore no longer contribute to our borrowing base under the Credit Facility. While the maximum commitment on the Credit Facility remains at $50.0 million, we expect the net availability thereunder to decline compared to historical levels as a result of the elimination of the AT&T receivables from the borrowing base calculation.

As of December 31, 2014, we had no outstanding borrowings on the Credit Facility and had a borrowing base of $30.4 million, of which $26.4 million was available, net of $4.0 million of an outstanding letter of credit. During the year ended December 31, 2011, we issued a $4.0 million letter of credit as a credit enhancement for a new letter of intent. Such letter of credit was issued in connection with a guarantee of indebtedness of a related party for proposed transaction and was originally due to expire in July 2012 and prior to expiration has been amended in July 2013 and July 2014 to extend the expiration by one year. This guarantee liability for the full amount of $4.0 million remains in accrued liabilities as of December 31, 2014. On January, 16, 2015, the letter of credit was cancelled and settled in full for the outstanding $4.0 million. As such, the Company no longer maintains any exposure related to the letter of credit for the related party.

12.125% Senior Notes due 2018

On June 23, 2011, we issued $225.0 million of the notes with a discount of $3.9 million. The notes carry a stated interest rate of 12.125%, with an effective rate of 12.50%. Interest is payable semi-annually each January 1 and July 1and the notes have a maturity date of July 1, 2018. The notes are secured by: (i) a first-priority lien on substantially all of our existing and future domestic plant, property, assets and equipment including tangible and intangible assets, other than the assets that secure the Credit Facility on a first-priority basis, (ii) a first-priority lien on 100% of the capital stock of our existing and future material U.S. subsidiaries and non-voting stock of our existing and future material non-U.S. subsidiaries and 66% of all voting stock of our existing and future material non-U.S. subsidiaries and (iii) a second-priority lien on our accounts receivable, unbilled revenue on completed contracts and inventory that secure the Credit Facility on a first-priority basis, subject, in each case, to certain exceptions and permitted liens.

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

Prior to July 1, 2014, we had the option to redeem up to 35% of the aggregate principal amount of the notes at a redemption price equal to 112.125% of the principal amount of the notes redeemed, plus accrued and unpaid interest and any additional interest, with the net cash proceeds of certain equity offerings. Prior to July 1, 2015, we may redeem some or all of the notes at a “make-

whole” premium plus accrued and unpaid interest. On or after July 1, 2015, we may redeem some or all of the notes at a premium that will decrease over time plus accrued and unpaid interest.

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

We entered into a registration rights agreement with the initial purchasers of the original notes pursuant to which we agreed to register with the SEC and effect an offering of “exchange notes” with the SEC with terms substantially identical to the original notes.

As a result of delays in the registration process we incurred $1.3 million and $2.2 million of “additional interest” as a penalty under the registration rights agreement for the years ended December 31, 2012 and 2013, respectively, on the original notes. All additional interest on the original notes ceased to accrue on December 23, 2013, when the registration statement for the exchange of the original notes was declared effective and we launched the exchange offer.

On April 30, 2013, we submitted to Depository Trust Company a Consent Letter dated April 30, 2013, or the Consent Letter, in order to solicit consents from the holders of the original notes to (i) raise approximately $100 million of additional indebtedness, secured on a parity lien basis with the original notes, which were to fund the purchase price of the merger with Multiband, notwithstanding the requirement set forth in the Indenture that we meet certain Fixed Charge Coverage Ratio and Total Leverage Ratio tests, (ii) adjust the definition of “Consolidated EBITDA” under the Indenture to permit certain add-backs that are unrelated to our business operations and (iii) reduce the Fixed Charge Coverage Ratio that we are required to meet to consummate certain transactions from a ratio of 2.50 to 1.00 to a ratio of 2.00 to 1.00, or collectively the Indenture Amendments. On May 6, 2013, in accordance with the terms of the Indenture, we received consent from holders of a majority in aggregate principal amount of the then tack-on notes with respect to the Indenture Amendments. Promptly thereafter, we executed and delivered the First Supplemental Indenture and the First Amendment to Inter-creditor Agreement, which became operative upon our payment of the consent fee of $5.1 million, pursuant to the Consent Letter, in connection with the merger with Multiband.

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

We entered into a registration rights agreement with the initial purchasers of the tack-on notes. Under the terms thereof, we agreed to file an initial registration statement with the SEC by November 29, 2013, to become effective not later than February 26, 2014, providing for registration of “exchange notes” with terms substantially identical to the tack-on notes. As a result of delays in the registration process, we incurred $22,000 and $0.1 million of “additional interest” as a penalty under the registration rights agreement for the years ended December 31, 2013 and 2014, respectively, on the tack-on notes. All additional interest on the tack-on notes ceased to accrue on June 6, 2014, when the registration statement for the exchange of the tack-on notes was declared effective and we launched the exchange offer.

Mortgage

The Company has mortgage payable related to the Multiband headquarters building which was refinanced with Commerce Bank on March 28, 2014, with an interest rate of 5.75% per annum and 59 required monthly payments of principal and interest of $31,000 through March 2019. A final balloon payment of $2.9 million is also due in March 2019. As additional collateral for the mortgage, Multiband Special Purpose, LLC, a wholly owned subsidiary of the Company (“MBSP”), deposited $1.0 million in escrow, which is classified as deposits and other assets on the balance sheet at December 31, 2014. During the third quarter of 2014, the Company listed for sale the Multiband headquarters building in Minnetonka, Minnesota. The building and associated mortgage have been recorded as assets and liability related to assets held for sale, respectively, in the consolidated balance sheet as of December 31, 2014.

The original mortgage related to the Multiband headquarters building from American United Life Insurance Company was paid in full on March 28, 2014. The related letter of credit issued in the lender’s favor as collateral for the mortgage by MBSP, and fully backed by a certificate of deposit held by the lender of $1.4 million, was repaid to Multiband in April 2014.

Material Covenants under our Indenture and Credit Facility

We are subject to certain incurrence and maintenance covenants under the Indenture and the Credit Facility, as described below.

Applicable Test
Applicable Ratio	Indenture	Credit Facility
Fixed Charge Coverage Ratio	At least 2.00 to 1.00	At least 1.25 to 1.0
Leverage Ratio	No more than 2.50 to 1.00	No more than: 5.5 to 1.0 on and after 7/1/14 5.0 to 1.0 on and after 1/1/15

Definitions

Under the Indenture, “Consolidated EBITDA”, “Fixed Charge Coverage Ratio” and “Total Leverage Ratio” are defined as follows:

“Consolidated EBITDA” means EBITDA, as adjusted to eliminate the impact of certain items, including: (i) share-based compensation (non-cash portion); (ii) certain professional and consulting fees identified in the Indenture; (iii) severance expense (paid to certain senior level employees); (iv) amortization of debt issuance costs; (v) restatement fees and expenses; (vi) a tax gross-up payment made to the Company’s Chief Executive Officer to cover the his tax obligation for an award of common stock; (vii) certain restructuring redundancies or severance losses; (vii) impairment charges recognized on our long-lived assets; and (ix) fees and expenses related to the issuance of equity permitted under the Indenture.

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

Additionally, the Credit Facility prohibits each of such payments if they are prohibited by the Indenture.

Under the terms of the Indenture, we are required to meet certain ratio tests giving effect to anticipated transactions, including borrowing debt and making restricted payments prior to entering these transactions. Under the Indenture, these ratio tests include a Fixed Charge Coverage Ratio of at least 2.00 to 1.00 (which ratio was 1.60 to 1.00 at December 31, 2014) and a Total Leverage Ratio not greater than 2.50 to 1.00 (which ratio was 4.79 to 1.00 at December 31, 2014). Excluding the merger with Multiband, with respect to which holders of the notes waived compliance with both ratios pursuant to the Consent Letter, we have not entered into any transaction that requires us to meet these tests as of December 31, 2014. Had we been required to meet these ratio tests as of December 31, 2014, we would not have met the Fixed Charge Coverage Ratio or the Total Leverage Ratio.

Under the terms of the Credit Facility, we must maintain a Fixed Charge Coverage Ratio equal to at least 1.25 to 1.00 (which ratio was 1.64 to 1.00 at December 31, 2014) and a Leverage Ratio no greater than as described in the table above (which ratio was 4.56 to 1.00 at December 31, 2014) during such time as a Triggering Event is continuing. A “Triggering Event” occurs when our undrawn availability (measured as of the last date of each month) on the Credit Facility has failed to equal at least $10 million for two consecutive months and continues until our undrawn availability equals $20 million for at least three consecutive months. We are only required to maintain such ratios at such time that a Triggering Event is in existence. Failure to comply with such ratios during the existence of a Triggering Event constitutes an Event of Default (as defined therein) under the Credit Facility. Had we been required to meet these ratio tests as of December 31, 2014, we would have met both the Fixed Charge Coverage Ratio and the Leverage Ratio (in each case with respect to the ratio required for the fiscal quarter ended December 31, 2014).

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

In addition to Adjusted EBITDA, we present Consolidated EBITDA, as defined in the Indenture, because certain covenants in the Indenture that affect our ability to incur additional indebtedness as well as to enter into certain other transactions are calculated based on Consolidated EBITDA. Consolidated EBITDA adjusts EBITDA to eliminate the impact of certain items, including: (i) share-based compensation (non-cash portion); (ii) certain professional and consultant fees identified in the Indenture; (iii) severance expense (paid to certain senior level employees); (iv) amortization of debt issuance costs; (v) restatement fees and expenses; (vi) a tax gross-up payment made to the Company’s Chief Executive Officer to cover his tax obligation for an award of common stock; (vii) transaction fees and expenses related to acquisitions; (viii) certain restructuring fees and expenses; (ix) impairment charges recognized on our long-lived assets; and (ix) fees and expenses related to the issuance of equity permitted under the Indenture.

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

	Years Ended December 31, 2014,
	2012	2013	2014
EBITDA and Consolidated EBITDA:	(dollars in thousands)
Net loss from continuing operations	$(5,099)	$(43,238)	$(14,924)
Income tax expense (benefit)	(4,176)	7,506	9,293
Interest expense, net	31,998	40,287	46,694
Depreciation and amortization	3,621	9,758	11,499
EBITDA from continuing operations	26,344	14,313	52,562
Income (loss) from discontinued operations	2,568	-	-
Income tax expense (benefit) from discontinued operations	1,568	-	-
EBITDA from discontinued operations	4,136	-	-
Total EBITDA	30,480	14,313	52,562
Share-based compensation (a)	5,629	4,507	6,043
Restructure (b)	-	-	9,998
Amortization of debt issuance costs (c)	(1,195)	(1,990)	(3,482)
Restatement fees and expenses (d)	8,075	3,382	-
Tax gross up on CEO stock grant (e)	3,226	-	-
Asset Impairment (f)			3,254
Equity issuance costs (g)	-	-	1,360
Acquisition related transaction expenses (h)	352	5,546	-
Consolidated EBITDA	$46,567	$25,758	$69,735
The following table reconciles our net income to EBITDA and EBITDA to Consolidated EBITDA (in thousands):

(a)	Represents non-cash expense related to equity-based compensation.
(b)	Represents restructuring cost related to the 2014 Restructuring Plan.
(c)	Amortization of debt issuance costs is included in interest expense but excluded in the calculation of Consolidated EBITDA per the Indenture.
(d)

Represents accounting advisory and audit fees incurred in connection with completing restatement of our financial statements for the years ended December 31, 2009, 2010 and 2011, respectively, and preparing our financial statements for the year ended December 31, 2012, on the completed contract method and modifying our business processes to account for construction projects under the completed contract method going forward.

(e)	Represents a tax gross-up payment made to cover the tax obligation for share grant made to our Chief Executive Officer in connection with his transition into that role.
(f)	Represents impairment charges on long-lived assets related to the Multiband building presented within the consolidated balance sheet.
(g)	Represents cost expensed during the year ended December 31, 2014 related to the potential offering of shares of our common stock pursuant to a registration statement on Form S-1 in 2014.
(h)	Represents fees and expenses incurred relating to our business acquisitions for the year ended December 31, 2012 and 2013, respectively.

Contractual Payment Obligations

As of December 31, 2014, our future contractual obligations were as follows (in thousands):

	Total	2015	2016	2017	2018	2019	Thereafter
Long-term debt obligations:
Senior notes payable (1)	$462,922	$39,406	$39,406	$39,406	$344,704	$—	$—
Credit facility (2)	340	249	91	—	—	—	—
Operating lease obligations	22,736	11,459	4,338	3,071	2,435	1,276	157
Capital lease obligations	2,537	1,448	803	273	13	—	—
Total contractual commitments	$488,535	$52,562	$44,638	$42,750	$347,152	$1,276	$157
(1)	The amounts due presented in the table above include interest obligations related to long-term debt.
(2)

Includes an availability fee of 0.375% of the unused capacity and a charge of 3.25% on the portion of the Credit Facility utilized for letters of credit. On January 16, 2015, the $4,000,000 of the Credit Facility utilized for the letter of credit was subsequently paid.

Capital Expenditures

We estimate that we will spend approximately $14.4 million in 2015 on capital expenditures. The increase over previous years is primarily related to network construction costs. We expect to recover a portion of these costs through arrangements with wireless carriers. We also expect an increase in capital expenditures as a result of certain business process automation initiatives that we have implemented in order to further streamline systems and reporting.

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

Guarantees

In October 2011, the Company issued a letter of credit as a guarantee of a related party’s line of credit. The maximum that could have been drawn on the line of credit was $4.0 million. The Company’s exposure with respect to the letter of credit is supported by a reimbursement agreement from the related party, secured by a pledge of assets and stock of the related party. A liability in the amount of $4.0 million was recorded within other operating expense and accrued liabilities in the Company’s consolidated financial statements.

In the third quarter of 2014, we and the related party negotiated an arrangement whereby we agreed not to pursue the pledged collateral for a period of time not extending beyond May 5, 2016, or the Forbearance Period, in the event the line of credit is drawn upon in exchange for the related party’s pledge to us of 15,625 shares of Goodman Networks common stock. In addition, we agreed to discharge and deem paid-in-full all obligations of the related party to us if on or prior to the end of the Forbearance Period, the related party makes a cash payment to us in the amount of $1.5 million plus interest at a rate of 2.0% per annum from September 25, 2014. Pursuant to the agreement we agreed to instruct the lender to draw on the letter of credit. As a result of the agreement reached in the third quarter of 2014, we recorded other income of $1.5 million in the consolidated income statement and recorded the pledged stock as a reduction of additional paid-in capital on the consolidated balance sheet. The guarantee liability for the full amount of $4.0 million remained in accrued liabilities as of December 31, 2013 and 2014.

On January, 16, 2015, pursuant to the agreement reached with the related party in the third quarter of 2014, the letter of credit was cancelled and settled in full for the outstanding $4.0 million. As such, the liability related to the guarantee was released on the respective date and our Company no longer maintains any exposure related to the letter of credit for the related party.

Other Guarantees

We generally indemnify our customers for the services we provide under our contracts, as well as other specified liabilities, which may subject us to indemnity claims, liabilities and related litigation. As of December 31, 2014, we are not aware of any asserted claims for material amounts in connection with these indemnity obligations.

Seasonality

Historically we have experienced seasonal variations in our business, primarily due to the capital planning cycles of certain of our customers. Generally, AT&T’s initial annual capital plans are not finalized to the project level until sometime during the first three months of the year, resulting in reduced capital spending in the first quarter relative to the rest of the year. This results in a significant portion of contracts related to our Infrastructure Services segment being completed during the fourth quarter of each year. Because we have adopted the completed contract method, we do not recognize revenue or expenses on contracts until we have substantially completed the contract. Accordingly, the recognition of revenue and expenses on contracts that span quarters may also cause our reported results of operations to experience significant fluctuations.

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

Share-Based Compensation

We account for share-based compensation in accordance with ASC 718, Compensation—Stock Compensation. Share-based awards to be settled in our equity are valued at the date of grant using the Black-Scholes option-pricing model based on certain assumptions, including risk-free interest rates, expected life, volatility and dividends. We estimate the expected volatility of the price of our underlying stock based on the expected volatilities of similar entities with publicly-traded securities. Currently there is no active market for our common shares and therefore we have identified several similar publicly held entities to use as a benchmark. The volatility was estimated using the median volatility of the guideline companies which are representative of our Company’s size and industry based upon daily stock price fluctuations. Compensation expense equal to fair value at the date of grant is recognized in compensation cost over the vesting period of the awards.

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

Emerging Growth Company Status

Section 107 of the Jumpstart Our Business Startup Act, or the JOBS Act, provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, or the Securities Act, for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we chose to “opt out” of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable. An emerging growth company may also take advantage of certain reduced reporting requirements that are otherwise applicable to public companies. In our previous filings, we elected to take advantage of the reduced disclosure obligations regarding executive compensation.

Our revenues for the fiscal year ended December 31, 2014 exceeded $1.0 billion, and we therefore ceased to qualify as an emerging growth company as of December 31, 2014. As a result, this Annual Report is subject to full SEC reporting rules including, among other things, reporting executive compensation as a non-accelerated filer.

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

Interest Rate Risk

The interest on outstanding balances under our Credit Facility accrues at variable rates based, at our option, on the agent bank’s base rate (as defined in the Credit Facility) plus a margin of between 1.50% and 2.00%, or at LIBOR (not subject to a floor) plus a margin of between 2.50% and 3.00%, depending on certain financial thresholds. We had no outstanding borrowings under our Credit Facility as of December 31, 2014. Our notes payable balance at December 31, 2014 is comprised of our notes due in 2018, which bear a fixed rate of interest of 12.125%. Due to the fixed rate of interest on the notes, changes in interest rates would not have an impact on the related interest expense.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Goodman Networks Incorporated:

We have audited the accompanying consolidated balance sheets of Goodman Networks Incorporated and subsidiaries (the “Company”) as of December 31, 2013 and 2014, and the related consolidated statements of operations and comprehensive loss, changes in shareholders’ equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Goodman Networks Incorporated and subsidiaries as of December 31, 2013 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Dallas, Texas

March 31, 2015

Goodman Networks Incorporated

Consolidated Balance Sheets

December 31, 2013 and 2014

(In Thousands, Except Share Amounts and Par Value)

	December 31,
	2013	2014
Assets
Current Assets
Cash	$59,439	$76,703
Accounts receivable, net of allowances for doubtful accounts of $350 and $877 at December 31, 2013 and 2014, respectively	109,478	66,354
Unbilled revenue on completed projects	21,136	16,780
Costs in excess of billings on uncompleted projects	100,258	81,410
Inventories	22,909	18,638
Prepaid expenses and other current assets	8,980	6,727
Assets held for sale	—	4,000
Income tax receivable	16,772	513
Total current assets	338,972	271,125

Property and equipment, net of accumulated depreciation of $25,062 and $29,776 at December 31, 2013 and 2014, respectively	19,647	24,638
Deferred financing costs, net	18,156	14,491
Deferred tax assets	18,443	—
Deposits and other assets	3,313	2,821
Insurance collateral	11,569	12,249
Intangible assets, net of accumulated amortization of $4,744 and $10,438 at December 31, 2013 and 2014, respectively	29,156	19,558
Goodwill	69,134	69,178
Total assets	$508,390	$414,060

Liabilities and Shareholders' Deficit
Current Liabilities
Accounts payable	$137,106	$94,851
Accrued expenses	98,047	73,574
Income taxes payable	357	1,783
Billings in excess of costs on uncompleted projects	46,691	36,316
Deferred revenue	113	426
Deferred tax liabilities	8,457	—
Liabilities related to assets held for sale	—	3,646
Deferred Rent - Short Term	—	188
Current portion of capital lease and notes payable obligations	1,818	1,366
Total current liabilities	292,589	212,150

Notes payable	330,346	326,648
Capital lease obligations	1,542	1,045
Accrued expenses, non-current	18,791	8,484
Deferred revenue, non-current	—	8,874
Deferred tax liability, non-current	—	1,428
Deferred rent	446	454
Total liabilities	643,714	559,083

Commitments and contingencies (Note 12)

Shareholders' Deficit
Common stock, $0.01 par value, 10,000,000 shares authorized; 985,714 issued and 869,396 outstanding at December 31, 2013 and 1,029,072 issued and 912,754 outstanding at December 31, 2014	10	10
Treasury stock, at cost, 116,318 shares at December 31, 2013 and 2014	(11,756)	(11,756)
Additional paid-in capital	13,314	18,525
Other comprehensive income	—	14
Accumulated deficit	(136,892)	(151,816)
Total shareholders' deficit	(135,324)	(145,023)
Total liabilities and shareholders' deficit	$508,390	$414,060

See accompanying notes to the consolidated financial statements

Goodman Networks Incorporated

Consolidated Statements of Operations and Comprehensive Loss

Years Ended December 31, 2012, 2013 and 2014

(In Thousands)

	2012	2013	2014
Revenues	$609,227	$931,745	$1,199,188
Cost of revenues	499,288	806,109	1,025,437
Gross profit (exclusive of depreciation and amortization included in selling, general and administrative expense shown below)	109,939	125,636	173,751
Selling, general and administrative expenses	87,216	121,106	122,792
Restructuring expense	—	—	9,998
Impairment expense	—	—	3,254
Other operating income	—	—	(3,285)
Operating income	22,723	4,530	40,992
Other income	—	(25)	(71)
Interest expense, net	31,998	40,287	46,694
Loss before income taxes	(9,275)	(35,732)	(5,631)
Income tax expense (benefit)	(4,176)	7,506	9,293
Net loss from continuing operations	(5,099)	(43,238)	(14,924)
Discontinued operations, net of income taxes	2,568	—	—
Net loss	$(2,531)	$(43,238)	$(14,924)
Other comprehensive income:
Foreign currency translation adjustments	—	—	14
Comprehensive loss	$(2,531)	$(43,238)	$(14,910)

See accompanying notes to the consolidated financial statements

Goodman Networks Incorporated

Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

Years Ended December 31, 2012, 2013 and 2014

(In Thousands, Except Share Amounts)

				Additional
	Common Stock		Treasury	Paid-in	Comprehensive	Accumulated
	Shares	Amount	Stock	Capital	Income	Deficit	Total
Balance, January 1, 2012	918,914	$9	$(6,761)	$2,634	$—	$(91,123)	$(95,241)

Share-based compensation, equity awards	—	—	—	486	—	—	486
Issuance of common stock	30,000	1	—	4,962	—	—	4,963
Net loss	—	—	—	—	—	(2,531)	(2,531)
Balance, December 31, 2012	948,914	$10	$(6,761)	$8,082	$—	$(93,654)	$(92,323)

Share-based compensation, equity awards	—	—	—	5,219	—	—	5,219
Issuance of common stock	36,800	—	—	13	—	—	13
Purchase of treasury stock	—	—	(4,995)	—	—	—	(4,995)
Net loss	—	—	—	—	—	(43,238)	(43,238)
Balance, December 31, 2013	985,714	$10	$(11,756)	$13,314	$—	$(136,892)	$(135,324)

Share-based compensation, equity awards	—	—	—	6,668	—	—	6,668
Issuance of common stock	43,358	—	—	43	—	—	43
Purchase of treasury stock	—	—	—	—	—	—	—
Shares received as collateral for debt guarantee	—	—	—	(1,500)	—	—	(1,500)
Other comprehensive income - foreign currency translation	—	—	—	—	14	—	14
Net loss	—	—	—	—	—	(14,924)	(14,924)
Balance, December 31, 2014	1,029,072	$10	$(11,756)	$18,525	$14	$(151,816)	$(145,023)

See accompanying notes to the consolidated financial statements

Goodman Networks Incorporated

Consolidated Statements of Cash Flows

Years Ended December 31, 2012, 2013 and 2014

(In Thousands)

	2012	2013	2014
Operating Activities
Net loss	$(2,531)	$(43,238)	$(14,924)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	3,621	4,522	5,806
Amortization of intangible assets	—	5,236	5,694
Amortization of debt discounts and deferred financing costs	2,089	2,509	4,527
Impairment and restructuring charges	—	—	7,158
Provision of doubtful accounts	(239)	337	1,626
Deferred tax expense	10,433	5,715	11,415
Share-based compensation expense	5,629	4,453	6,668
Accretion of contingent consideration	—	846	515
Change in fair value of contingent consideration	—	(200)	(9,519)
Change in fair value of guarantee of indebtedness	—	—	(1,500)
Loss on sale of property and equipment	(29)	111	292
Gain on sale of MDU assets	—	(1,472)	—
Changes in (net of acquisitions):
Accounts receivable	(24,176)	(6,728)	41,726
Unbilled revenue	(1,829)	(1,679)	3,554
Costs in excess of billings on uncompleted projects	19,071	(63,975)	18,371
Inventories	12,048	9,186	4,245
Prepaid expenses and other assets	(829)	7,880	8,807
Accounts payable and other liabilities	682	43,796	(66,767)
Income taxes payable / receivable	(14,185)	1,934	18,053
Billings in excess of costs on uncompleted projects	14,471	(1,861)	(10,375)
Deferred revenue	—	—	9,289
Net cash provided by (used in) operating activities	24,226	(32,628)	44,661

Investing Activities
Purchases of property and equipment	(2,987)	(4,019)	(17,615)
Payments for intangible assets	—	(8)	—
Proceeds from the sale of MDU Assets	—	12,500
Proceeds from the sale of property and equipment	59	76	275
Purchase of Cellular Specialties, Inc.	—	(18,000)	—
Purchase of Multiband	—	(101,092)	—
Purchase of Design Build Technologies	—	(1,306)	—
Checks issued in excess of bank balance with the purchase of subsidiaries	—	(254)	—
Change in due from shareholders	(147)	138	3
Net cash used in investing activities	(3,075)	(111,965)	(17,337)

Financing Activities
Proceeds from lines of credit	—	517,516	1,095,560
Payments on lines of credit	—	(517,516)	(1,095,560)
Proceeds from issuance of the Tack-On Notes	—	105,000	—
Payments on capital lease and notes payable obligations	(797)	(4,112)	(8,096)
Payments on contingent consideration arrangements	—	—	(670)
Payments for deferred financing costs	—	(12,865)	(1,360)
Proceeds from the issuance of common stock	—	13	—
Proceeds from exercise of warrants and stock options	—	—	43
Purchase of treasury stock	—	(4,995)	—
Net cash provided by (used in) financing activities	(797)	83,041	(10,083)

Effect of exchange rate changes on cash	—	—	23
Increase (decrease) in cash	20,354	(61,552)	17,264
Cash, Beginning of Period	100,637	120,991	59,439
Cash, End of Period	$120,991	$59,439	$76,703

See accompanying notes to the consolidated financial statements

Goodman Networks Incorporated

Consolidated Statements of Cash Flows (Continued)

Years Ended December 31, 2012, 2013 and 2014

(In Thousands)

	2012	2013	2014
Supplemental Cash Flow Information
Cash paid for interest	$28,406	$30,786	$42,496
Cash paid for income taxes	$1,246	$409	$1,272

Supplemental Non-Cash Investing and Finance Activities
Purchase of property and equipment financed through capital leases and other financing arrangements	$483	$945	$988
Noncash exchange of liability awards for equity awards	$—	$766	$—

See accompanying notes to the consolidated financial statements

Goodman Networks Incorporated

Notes to Consolidated Financial Statements

Note 1. Organization and Business

Goodman Networks Incorporated, a Texas corporation (“Goodman Networks” and collectively with its subsidiaries, the “Company”), is a national provider of end-to-end network infrastructure and professional services to the wireless telecommunications industry.  The Company’s wireless telecommunications services span the full network lifecycle, including the design, engineering, construction, deployment, integration, maintenance, and decommissioning of wireless networks.  Goodman Networks performs these services across multiple network infrastructures, including traditional cell towers as well as next generation small cell and distributed antenna systems (“DAS”).  The Company also serves the satellite television industry by providing onsite installation, upgrade and maintenance of satellite television systems to both the residential and commercial markets.  These highly specialized and technical services are critical to the capability of the Company’s customers to deliver voice, data and video services to their end users.

Merger with Multiband

On May 21, 2013, Goodman Networks entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Manatee Merger Sub Corporation, a wholly owned subsidiary of Goodman Networks (“MergerSub”), and Multiband Corporation (“Multiband”), pursuant to which on August 30, 2013, Multiband merged with and into MergerSub, with Multiband surviving the merger (the “Merger”).  The aggregate purchase price, excluding merger-related fees and expenses, was approximately $101.1 million.  Upon the closing of the Merger, Multiband became a wholly owned subsidiary of Goodman Networks, and Multiband and its subsidiaries became restricted subsidiaries and guarantors under the indenture (the “Indenture”) governing the Company’s 12.125% senior secured notes due 2018 (the “Notes”) and the Company’s amended and restated senior secured revolving credit facility (the “Credit Facility”).  To finance the Merger the Company, through its wholly owned subsidiary, sold an additional $100.0 million of Notes (the “Tack-On Notes”) under terms substantially identical to those of the $225.0 million aggregate principal amount of Notes issued in June 2011(the “Original Notes”).  The Company paid the remainder of the merger consideration from cash on hand.  Upon completion of the Merger, the Company redeemed the Tack-On Notes in exchange for the issuance of an equivalent amount of Notes, which were classified as a long-term liability on the Company’s balance sheet upon the closing of the Merger because they mature in July 2018.

Sale of MDU Assets

On December 31, 2013, the Company sold certain assets (the “MDU Assets”) to DIRECTV MDU, LLC (“DIRECTV MDU”), and DIRECTV MDU assumed certain liabilities of the Company, related to the division of the Company’s business involved with the ownership and operation of subscription based video, high-speed internet and voice services and related call center functions to multiple-dwelling unit customers, lodging and institution customers and commercial establishments, (such assets, collectively, the “MDU Assets”).  The operations of the MDU Assets were previously reported in the Company’s “Other Services” segment.  In consideration for the MDU Assets, DIRECTV MDU paid the Company $12.5 million and additional non-cash consideration, assumed certain liabilities, and extended the existing Multiband/DIRECTV HSP Agreement, resulting in a four-year remaining term ending on December 31, 2017.

Restructuring Activities

During the second quarter of 2014, management approved, committed to and initiated plans to restructure and further improve efficiencies in operations, including further integrating the operations of Multiband and the Custom Solutions Group (“CSG”) of Cellular Specialties, Inc. (the “2014 Restructuring Plan”). The restructuring costs associated with the 2014 Restructuring Plan are recorded in the restructuring expense line item within the consolidated statements of operations and comprehensive loss.  See Note 17 – Restructuring Activities for a summary of restructuring activities and costs.

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

Cash

The financial institutions holding the Company’s cash accounts participated in the Transaction Account Guarantee Program of the Federal Deposit Insurance Corporation (the “FDIC”).  Under the program, through December 31, 2014, all noninterest-bearing transaction accounts were fully guaranteed by the FDIC for the entire amount in the account.

Accounts Receivable and Costs in Excess of Billings on Uncompleted Projects

In the ordinary course of business, the Company extends unsecured credit to its customers based on their credit-worthiness and history with the Company.  Accounts receivable are stated at the amount the Company expects to collect and generally, collateral is not required.  The Company considers accounts past due when the age exceeds the contractual payment term and generally does not charge interest on past due accounts.  The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  Management considers the following factors when determining the collectability of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends and changes in customer payment terms.  If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required.  Balances that remain outstanding after the Company has used reasonable collection efforts are written off.

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

During the third quarter of 2014, the Company listed for sale the Multiband headquarters building in Minnetonka, Minnesota.  The Company evaluated the carrying value against the fair value of the building less costs that will be incurred to complete the sale of the building and concluded that the value of the building was impaired.  Accordingly, an impairment charge of $3.3 million has been included in the accompanying consolidated statements of operations and comprehensive loss.

No impairment charges were recorded during the years ended December 31, 2012 or 2013.

Goodwill and Other Intangible Assets with Indefinite Lives

Goodwill represents the amount of the purchase price in excess of the fair values assigned to the underlying identifiable net assets of acquired businesses.  Goodwill is not amortized, but is subject to an annual impairment test at the reporting unit level or more frequently if events occur or circumstances change that would indicate that a triggering event.  A reporting unit is defined as an operating segment or one level below an operating segment.  The reporting units are not the equivalent to the reportable segments as we have five reporting units and three reportable segments.  All of the Company’s reportable segments have goodwill assigned.

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

Although the Company believes that the financial projections used are reasonable and appropriate, the use of different assumptions and estimates could materially impact the analysis and resulting conclusions.  In addition, due to the long term nature of the forecasts there is significant uncertainty inherent in those projections.  The passage of time and the availability of additional information regarding areas of uncertainty in regards to the reporting units' operations could cause these assumptions used in the analysis to change materially in the future.  If the assumptions differ from actual, the estimates underlying the goodwill impairment tests could be adversely affected.  See Note 6 - Goodwill and Intangibles for further discussion.

Insurable Risks

The Company uses a combination of self-insurance and third-party carrier insurance with predetermined deductibles that cover certain insurable risks.  The Company records liabilities for claims reported and claims that have been incurred but not reported, based on historical experience and industry data.

In most of the states in which the Field Services business operates, the Company is self-insured for workers’ compensation claims by employees in the Field Services division up to $100,000, plus administrative expenses, for each occurrence.  If any liability claims are in excess of coverage amounts, such claims are covered under premium-based policies issued by insurance companies to coverage levels that management considers adequate.  In Ohio and North Dakota, the Company purchases state-funded premium based workers’ compensation insurance.  The Company has placed restricted deposits with the insurance company in the amount of $11.6 million and $12.2 million for the year ended December 31, 2013 and 2014, respectively, which is included in insurance collateral in the accompanying consolidated balance sheets.

Fair Value Measurements

The Company determines the fair value of its assets and liabilities using valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost), each of which is based upon observable and unobservable inputs.  Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions.

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

The carrying value and fair value of the Notes was $327.1 million and $342.9 million for the year-ended December 31, 2013 and $326.7 million and $335.6 million as of December 31, 2014, respectively.  Fair value for the Notes is a Level 2 measurement and has been based on the over-the-counter-market trading prices as of December 31, 2014.

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

The Company also enters into contracts to provide engineering and integration services related to network architecture, transformation, reliability and performance.  Revenues and costs from service contracts are generally recognized at the time the services are completed under the completed performance model.  Services are generally performed under master or other services agreements and are billed on a contractually agreed price per unit of service on a work order basis.  Services invoiced prior to the performance of the obligation are recorded in deferred revenue and recognized as the services are performed.  The total amount of progress payments netted against contract costs on uncompleted contracts as of December 31, 2013 and December 31, 2014 was $197.9 million and $155.4 million, respectively.

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

Share-Based Compensation

The Company has a stock-based incentive plan for employees and directors. The Company determines the fair value of stock-based awards at the date of grant and recognizes the related expense in earnings over the vesting period of the award.

Taxes Collected from Customers and Remitted to Governmental Authorities

Taxes collected from customers and remitted to governmental authorities are presented in the accompanying consolidated statements of operations on a net basis.

Foreign Currency Translation

During the third quarter of 2014, the Company entered into an arrangement to provide small cell services in Germany through our subsidiary, Goodman Networks GmbH.

The Company's functional currency for all operations worldwide is the U.S. dollar.  Nonmonetary assets and liabilities that are measured in terms of historical costs in a foreign currency are translated into functional currency using rates of exchange as of the dates of the initial transactions and monetary assets and liabilities are translated at exchange rates in effect at the end of the year.  Income statement accounts and cash flows are translated at average rates for the period.  Gains and losses from translation of foreign currency financial statements into U.S. dollars are included as a component of shareholders’ equity in other comprehensive loss.  Gains and losses resulting from foreign currency transactions are included in current results of operations.

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

On August 27, 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (“ASU 2014-15”). ASU 2014-15 requires an entity to evaluate whether there is substantial doubt about their ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective for annual reporting periods ending after December 15, 2016 and for annual and interim periods thereafter (fiscal year 2016 for the Company). The Company chose to early adopt the guidance, however the adoption of ASU 2014-15 did not have a material impact on the Company.

Note 3. Business Combinations

Acquisition of the Custom Solutions Group of Cellular Specialties, Inc.

On February 28, 2013, the Company completed the acquisition of 100% of the assets of CSG, which provides indoor and outdoor wireless DAS, small cell and Wi-Fi solutions, services, consultations and maintenance.  The purchase price consists of $18.0 million in cash, earn-out payments of up to an aggregate of $17.0 million through December 31, 2015 and the assumption of certain liabilities related to the acquired business.  The Company acquired CSG to expand its in-building DAS, small cell and Wi-Fi offload solutions.

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

The acquisition of CSG includes a contingent consideration arrangement that requires additional consideration to be paid by the Company to CSG’s former owners based upon the financial performance of CSG over a three-year period immediately following the close of the acquisition.  Amounts payable under the contingent consideration arrangement are payable annually over a three-year period.  The range of undiscounted amounts the Company could pay under the arrangement is between $0 and $17.0 million.  The fair value of the contingent consideration recognized on the acquisition date of $9.2 million was estimated by applying the income approach.  That measure is based on significant inputs not observable in the market, which is referred to as a Level 3 input.  The liability for the contingent consideration is included within accrued liabilities on the consolidated balance sheet.  See Note 15 – Commitments and Contingencies for further discussion on contingent considerations.

The Company acquired $7.4 million of gross contractual accounts receivable. The fair value of the acquired receivables was $7.4 million, as the Company expected the entire amount to be collectible.

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

Acquisition of Design Build Technologies

On August 8, 2013 the Company acquired 100% of the assets of Design Build Technologies, LLC (“DBT”), a former subcontractor of the Company in the southeast region of the United States, for $1.3 million in cash.  The Company received certain assets, tower crews, and a non-compete agreement from the owner of DBT, who became an employee of the Company upon the close of the transaction. DBT was acquired to augment the Company’s existing workforce capabilities and to reduce its dependence on subcontractors.

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

Merger with Multiband

On August 30, 2013, the Company completed its acquisition of Multiband.  The aggregate purchase price, excluding merger-related fees and expenses, was approximately $101.1 million.  Multiband was acquired to provide the Company with customer diversification, a large and talented work force and new strategic capabilities.  The Company believes the Merger will allow the combined company to continue to serve its current customers, while enabling it to support emerging wireless opportunities, such as the evolution toward small cell architectures currently occurring in the telecommunications industry.

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

The fair values of the acquired, costs in excess of billings on uncompleted projects, billings in excess of cost on uncompleted projects, accrued liabilities, inventory and intangible assets are complete. No material costs have been recognized subsequent to December 31, 2013.

As of December 31, 2012, Multiband had generated net operating loss carryforwards (“NOLs”), of approximately $47.5 million to reduce future federal taxable income and $46.0 million to reduce future state taxable income.  Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), limits a corporation’s future ability to utilize any NOLs generated before a change in ownership, as well as certain subsequently recognized “built-in” losses and deductions, if any, existing as of the date of the change in ownership.  As a result of the Merger, Multiband’s ability to utilize NOLs are subject to additional limitations under Section 382 of the Code.

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

Note 4. Accounts Receivable

Activity for the allowance for doubtful accounts related to trade accounts receivable for the years ended December 31, 2012, 2013 and 2014 is as follows (in thousands):

	2012	2013	2014
Allowance for doubtful accounts at beginning of the year	$252	$13	$350
Provision for doubtful accounts	(239)	337	739
Amounts charged against the allowance	—	—	(212)
Allowance for doubtful accounts at the end of the year	$13	$350	$877

Note 5. Property and Equipment

Property and equipment consisted of the following at December 31, 2013 and 2014 (in thousands):

	2013	2014
Software	$19,079	$21,730
Computers and office equipment	10,066	10,182
Furniture and fixtures	2,766	2,483
Other equipment	2,219	4,266
Vehicles	458	297
Land	1,680	-
Building and improvements	5,838	-
Construction in process	—	12,116
Leasehold improvements	2,603	3,340
	44,709	54,414
Less accumulated depreciation and amortization	(25,062)	(29,776)
Property and equipment, net	$19,647	$24,638

Depreciation and amortization of property and equipment for the years ended December 31, 2012, 2013 and 2014 was $3.6 million, $4.5 million and $5.8 million, respectively, which has been recorded in selling, general and administrative expenses.

During the third quarter of 2014, the Company listed for sale the Multiband headquarters building in Minnetonka, Minnesota.  The Company assessed the fair value of the building base on the selling price of other assets within the surrounding area. The market price was reasonable in relation to the current selling price of similar assets on the market. The Company evaluated the carrying value against the fair value of the building less costs that will be incurred to complete the sale of the building and concluded that the value of the building was impaired. The measure in determining the fair value was based on significant inputs not observable in the market, which is referred to as a Level 3 input. Accordingly, an impairment charge of $3.3 million has been included in the accompanying consolidated statements of operations and comprehensive loss. The building has been recorded as an assets held for sale in the accompanying consolidated balance sheets.

The Company entered into a lease contract during 2014 for a right of use license with nonexclusive access to certain Multicarrier Distributed Antenna System (DAS) deployment sites. The term of the right of use is an initial ten years with two optional renewals of five years each. The Company records the cost of the DAS system within fixed assets as construction in process and will be depreciated over the asset’s useful life once completed.

At December 31, 2013 and 2014, property and equipment included $8.4 million and $9.1 million, respectively, of assets acquired under capital leases.  Assets under capital leases are stated at the present value of minimum lease payments.  The accumulated depreciation related to these assets at December 31, 2013 and 2014 totaled $5.4 million and $6.8 million, respectively.  Depreciation expense related to these assets during each of the three years ended December 31, 2012, 2013 and 2014 totaled $1.2 million, $1.1 million and $1.5 million, respectively.

Note 6. Goodwill and Intangibles

The changes in goodwill, by business segment, for the years ended December 31, 2013 and 2014 are as follows (in thousands):

	Professional Services	Infrastructure Services	Field Services	Other Services	Total
Goodwill at December 31, 2012	$—	$—	$—	$—	$—
Acquisition related goodwill	8,604	1,882	58,463	185	69,134
Goodwill at December 31, 2013	$8,604	$1,882	$58,463	$185	$69,134

	Professional Services	Infrastructure Services	Field Services	Other Services	Total
Goodwill at December 31, 2013	$8,604	$1,882	$58,463	$185	$69,134
Integration of the Other Services segment	—	—	185	(185)	—
Purchase price allocation adjustment	44	—	—	—	44
Goodwill at December 31, 2014	$8,648	$1,882	$58,648	$—	$69,178

During 2014, the Company integrated the Other Services segment with the Field Services segment, and as a result the Company no longer has an Other Services segment.

See Note 16 - Segments for further discussion on business segments.

Intangible assets are as follows (in thousands):

	December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Impairment Charges	Intangible Assets, net
Customer contracts	$13,900	$547	$—	$13,353
Customer relationships	7,710	1,328	—	6,382
Tradename	3,860	611	—	3,249
Software	3,810	254	—	3,556
Noncompete agreements	3,150	534	—	2,616
Customer backlog	1,470	1,470	—	—
Total	$33,900	$4,744	$-	$29,156

	December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Impairment Charges	Intangible Assets, net
Customer contracts	$13,900	$2,007	—	$11,893
Customer relationships	7,710	3,059	920	3,731
Tradename	3,860	1,921	—	1,939
Software	3,810	826	2,984	—
Noncompete agreements	3,150	1,155	—	1,995
Customer backlog	1,470	1,470	—	—
Total	$33,900	$10,438	$3,904	$19,558

Amortization of intangible assets was $5.2 million and $5.7 million for the years ended December 31, 2013 and 2014, respectively.

During the second quarter of 2014, the Company closed its office in Sarasota, Florida. In connection with the office closure, the Company determined that certain customer relationships not related to carrier or large original equipment manufacturer (“OEM”) customers that were primarily supported by the operations of the Sarasota office were impaired. During the third quarter of 2014, the Company terminated the remaining significant arrangement that utilized the Company’s internally developed MBeM software acquired in the acquisition of Multiband. As a result, the Company concluded that the carrying value of the software asset was impaired. As each of these impairments were a direct result of the 2014 Restructuring Plan, the impairment charges have been included in restructuring expense in the accompanying consolidated statements of operations and comprehensive loss.

The MDU Assets sold to DIRECTV MDU on December 31, 2013 (Note 1) included the gross carrying amount of customer contracts and tradenames of $11.0 million and $0.4 million, respectively.

  Future amortizations of intangible assets as of December 31, 2014 are as follows (in thousands):

Year ending December 31,
2015	$5,146
2016	2,744
2017	2,545
2018	1,929
2019	894
Thereafter	6,300
$19,558

Note 7. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	2013	2014
Employee compensation and related costs	$31,364	$27,125
Sales and use tax payable	12,001	8,782
Accrued job loss	4,723	1,375
Accrued interest	20,826	19,723
Guarantee of indebtedness	4,000	4,000
Contingent consideration, current	3,248	—
Workers' compensation, current	4,621	4,259
Accrued restructuring costs, current	—	1,714
Other, current	17,264	6,596
Total accrued expenses, current	$98,047	$73,574

Contingent consideration, non-current	$7,152	$726
Unrecognized tax benefits	4,352	—
Workers' compensation, non-current	7,287	7,071
Accrued restructuring costs, non-current	—	687
Total accrued expenses, non-current	$18,791	$8,484

Note 8. Notes Payable and Line of Credit

Notes payable consist of the following (in thousands):

	2013	2014
Senior secured notes due July 1, 2018, net of discount of $2,496 and $1,944 as of December 31, 2013 and 2014, respectively, with stated interest of 12.125%	$222,504	$223,056
Senior secured notes due July 1, 2018, including a premium of $4,642 and $3,592 as of December 31, 2013 and 2014, respectively, with stated interest of 12.125%	104,642	103,592
Ford Credit, monthly installments of $1 comprised of principal and interest, at 6.6%, through July 2016. Paid in August 2014.	28	—
GMAC, monthly installments of $1 comprised of principal and interest, at 2.96%, through June 2015. Paid in August 2014.	10	—
GMAC, monthly installments of $1 comprised of principal and interest, at 2.96%, through August 2015. Paid in August 2014.	12	—
American United Life Insurance Company, see terms in note below	3,408	—
	330,604	326,648
Less: current portion	(258)	—
Notes payable, net of current portion	$330,346	$326,648

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

The Notes are general senior secured obligations, are guaranteed by the Company’s existing and future wholly owned material domestic subsidiaries and rank pari passu in right of payment with all of the Company’s existing and future indebtedness that is not subordinated, are senior in right of payment to any of the Company’s existing and future subordinated indebtedness, are structurally subordinated to any existing and future indebtedness and other liabilities of the Company’s non-guarantor subsidiaries, and are effectively junior to all obligations under the Credit Facility to the extent of the value of the collateral securing the Credit Facility on a first priority basis.

Prior to July 1, 2014, the Company had the option to redeem up to 35% of the aggregate principal amount of the Notes at a redemption price equal to 112.125% of the principal amount of the Notes redeemed, plus accrued and unpaid interest and any additional interest, with the net cash proceeds of certain equity offerings.  The Company did not redeem any these notes as of July 1, 2014.  Prior to July 1, 2015, the Company may redeem some or all of the Notes at a “make-whole” premium, or the Applicable Premium, plus accrued and unpaid interest.  An Applicable Premium is the greater of 1% of the principal amount of the Note; or the excess of the present value at such redemption date of (i) the redemption price of the Note at July 1, 2015 equal to 106.063% plus (ii) all required interest payments due on the Note through July 1, 2015, (excluding accrued but unpaid interest to the redemption date), computed using a discount rate equal to the Treasury Rate as of such redemption date plus 50 basis points; over the principal amount of the Note.  On or after July 1, 2015, the Company may redeem some or all of the Notes at a premium that will decrease over time plus accrued and unpaid interest.

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

The Company entered into a registration rights agreement with the initial purchasers of the Original Notes pursuant to which the Company agreed to register with the Securities and Exchange Commission, (the “SEC”), and effect an offering “exchange notes” with terms substantially identical to the Original Notes.

As a result of delays in the registration process, the Company incurred $1.3 million and $2.2 million of “additional interest” as a penalty under the registration rights agreement for the years ended December 31, 2012 and 2013, respectively, on the Original Notes.  The Company did not incur any penalty interest on the Original Notes for the year ended December 31, 2014.  All additional interest on the Original Notes ceased to accrue on December 23, 2013, when the registration statement for the exchange of the Original Notes was declared effective and the Company launched the exchange offer.

On April 30, 2013, the Company submitted to Depository Trust Company a Consent Letter dated April 30, 2013 (the “Consent Letter”), in order to solicit consents from the holders of the Original Notes to (i) raise approximately $100 million of additional indebtedness, secured on a parity lien basis with the Original Notes, which were to fund the purchase price of the Merger, notwithstanding the requirement set forth in the Indenture that the Company meet certain Fixed Charge Coverage Ratio and Total Leverage Ratio tests, (ii) adjust the definition of “Consolidated EBITDA” under the Indenture to permit certain add-backs that are unrelated to the Company’s business operations and (iii) reduce the Fixed Charge Coverage Ratio that the Company is required to meet to consummate certain transactions from a ratio of 2.5 to 1.0 to a ratio of 2.0 to 1.0 (collectively, the “Indenture Amendments”).  On May 6, 2013, in accordance with the terms of the Indenture, the Company received consent from holders of a majority in aggregate principal amount of the then holders of the Notes with respect to the Indenture Amendments.  Promptly thereafter, the Company executed and delivered the First Supplemental Indenture and the First Amendment to the Intercreditor Agreement, which became operative upon the Company’s payment of the consent fee of $5.1 million, pursuant to the Consent Letter, in connection with the Merger.

On May 30, 2013, Goodman Networks and GNET Escrow Corp., a wholly owned subsidiary of Goodman Networks (the “Stage I Issuer”), entered into a purchase agreement with Jefferies LLC, in connection with the offering of $100.0 million aggregate principal amount of the Stage I Issuer’s 12.125% Senior Secured Notes due 2018 (the “Stage I Notes”).  The Stage I Notes were offered at 105% of their principal amount for an effective interest rate of 10.81%.  The gross proceeds of approximately $105.0 million, which includes an approximate $5.0 million of issuance premium, were used, together with cash contributions from Goodman Networks, to finance the Merger and to pay related fees and expenses.  Upon completion of the Merger, the Company redeemed the Stage I Notes in exchange for the issuance of an equivalent amount of Notes under terms substantially identical to those of the Original Notes, or the Tack-on Notes, as a “tack-on” under and pursuant to the Indenture under which the Company previously issued the Original Notes.

The Company entered into a registration rights agreement with the initial purchasers of the Tack-On Notes. Under the terms thereof, the Company agreed to file an initial registration statement with the SEC by November 29, 2013, to become effective not later than February 26, 2014, providing for registration of “exchange notes” with terms substantially identical to the Tack-On Notes. As a result of delays in the registration process, the Company incurred $22,000 and $0.1 million of “additional interest” as a penalty under the registration rights agreement for the years ended December 31, 2013 and 2014, respectively, on the Tack-On Notes. All additional interest on the Tack-On Notes ceased to accrue on June 6, 2014, when the registration statement for the exchange of the Tack-On Notes was declared effective and the Company launched the exchange offer.  In the event of default on the Notes, the Company may be able to obtain a waiver from the Trustee or Holders of at least 25% in the aggregate principal amount of the Notes for an event of default.  In the event a delay in the Company’s reporting on SEC Forms 10-Q, 10-K or 8-K, the Company will have 60 days after the receipt of a notice from the Trustee or Holders of at least 25% in the aggregate principal amount of the Notes to comply by providing all current, quarterly and annual reports.  The Company is not in receipt of any such notice from the Trustee or Holders of at least 25% in the aggregate principal amount of the Notes regarding an event of default.

Separate financial information about Goodman Networks Incorporated, its guarantor subsidiaries and its non-guarantor subsidiaries is not presented because Goodman Networks Incorporated holds all of its assets and has no independent assets or operations. Goodman Networks Incorporated’s subsidiaries, other than the subsidiary guarantors, are minor in significance, and the guarantees of our subsidiary guarantors are full and unconditional and joint and several.  There are no significant restrictions on the ability of Goodman Networks Incorporated or any of the subsidiary guarantors to obtain funds from any of our subsidiaries by dividend or loan.

The terms of the Indenture require the Company to meet certain ratio tests giving effect to anticipated transactions, including borrowing debt and making restricted payments prior to entering these transactions.  These ratio tests are, as defined per the Indenture, a Fixed Charge Coverage Ratio of at least 2.00 to 1.00 (which was  1.60 to 1.00 at December 31, 2014) and a Total Leverage Ratio not greater than 2.50 to 1.00 (which was 4.79 to 1.00 at December 31, 2014).  The holders of the Notes granted a waiver to these covenants in conjunction with the issuance of the Tack-On Notes, and the Company has not entered into any other transaction that requires it to meet these tests as of December 31, 2014.  Had the Company been required to meet these ratio tests as of December 31, 2014, the Company would not have met the Fixed Charge Coverage Ratio or the Total Leverage Ratio.

The mortgage payable related to the Multiband headquarters building was refinanced with Commerce Bank on March 28, 2014, with an interest rate of 5.75% per annum and 59 required monthly payments of principal and interest of $31,000 through March 2019. A final balloon payment of $2.9 million is also due in March 2019.  As additional collateral for the mortgage, Multiband Special Purpose, LLC, a wholly owned subsidiary of the Company (“MBSP”), deposited $1.0 million in escrow, which is classified as deposits and other assets on the balance sheet at December 31, 2014.  During the third quarter of 2014, the Company listed for sale the Multiband headquarters building in Minnetonka, Minnesota.  The building and associated mortgage have been recorded as assets and liability related to assets held for sale, respectively, in the accompanying consolidated balance sheets.

The original mortgage related to the Multiband headquarters building from American United Life Insurance Company was paid in full on March 28, 2014.  The related letter of credit issued in the lender’s favor as collateral for the mortgage by MBSP, and fully backed by a certificate of deposit held by the lender of $1.4 million, was repaid to Multiband in April 2014.

During the year ended December 31, 2013, Multiband entered into a short-term financing agreement with First Insurance Funding Corporation in the amount of $8.1 million for workers’ compensation, business and auto insurance.  This financing agreement, which was assumed by the Company in the Merger, carried an interest rate of 3.5% and required monthly payments of principal and interest of $0.7 million through December 2013.  As of December 31, 2013, the outstanding balance under this short-term financing agreement was repaid in full. The Company entered into an additional financing agreement with First Insurance Funding Corporations during the year ended December 31, 2014 in the amount of $6.2 million with the same terms as the previous financing agreement. This financing agreement carried an interest rate of 3.5% and required monthly payments of principal and interest of $0.6 million through November 2014.  As of December 31, 2014, the outstanding balance under the agreement was repaid in full.

Future maturities of the notes payable as of December 31, 2014 are as follows (in thousands):

Year ending December 31,
2015	$-
2016	-
2017	-
2018	325,000
2019	-
Thereafter	-
Discounts and premiums	1,648
$326,648

In June 2011, the Company entered into a five year amendment and restatement of the Revolving Credit and Security Agreement (the “Credit Facility”).  The Credit Facility has a maximum commitment of $50.0 million, subject to a borrowing base calculation and the compliance with certain covenants.  Interest on outstanding balances on the Credit Facility accrues at variable rates based, at the Company’s option, on the agent bank’s base rate (as defined in the Credit Facility) plus a margin between 1.50% and 2.00%, or at LIBOR plus a margin of between 2.50% and 3.00%, depending on certain financial thresholds.  At December 31, 2013 and December 31, 2014, the margin over LIBOR was 3.0% and the margin over the base rate was 2.0%.  In addition, the Credit Facility includes an unused facility fee of 0.375%.  At December 31, 2014 the Company had no borrowings and had $4.0 million of an outstanding letters of credit under the Credit Facility.

The amount the Company can borrow under its Credit Facility at any given time is based upon a formula calculating the Company’s borrowing base that takes into account, among other things, eligible billed accounts receivable and up to $10.0 million of eligible inventory, which results in a borrowing availability of less than the maximum commitment of the Credit Facility to the extent that the Company’s borrowing base is less than the maximum commitment of the Credit Facility.  On December 31, 2014, the Company’s borrowing base under the Credit Facility was $30.4 million and availability for additional borrowings under the Credit Facility totaled $26.4 million, net of an outstanding letter of credit of $4.0 million.  The Credit Facility is collateralized by, among other things, a first priority security interest in substantially all of the Company’s accounts receivable and inventory.  Any deterioration in the quality of the Company’s accounts receivable and inventory would reduce availability under the Credit Facility.

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

Under the terms of the Credit Facility, the Company must maintain a Fixed Charge Coverage Ratio equal to at least 1.25 to 1.00 (which ratio was 1.64 to 1.00 at December 31, 2014) and a Leverage Ratio no greater than 5.50 to 1.00 (which ratio was 4.56 to 1.00 at December 31, 2014) during such time as a Triggering Event is continuing.  A “Triggering Event” occurs when the Company’s undrawn availability (measured as of the last date of each month) on the Credit Facility has failed to equal at least $10.0 million for two consecutive months and continues until undrawn availability equals $20.0 million for at least three consecutive months.  The Company is only required to maintain such ratios at such time that a Triggering Event is in existence.  Failure to comply with such ratios during the existence of a Triggering Event constitutes an Event of Default (as defined therein) under the Credit Facility.  Had the Company been required to meet these ratio tests as of December 31, 2014, the Company would have met the Fixed Charge Coverage Ratio and the Leverage Ratio.

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

Future minimum lease payments under capital leases at December 31, 2014 were as follows (in thousands):

Year ending December 31,
2015	$1,448
2016	803
2017	273
2018	13
2019	—
Thereafter	—
Total minimum lease payments	2,537
Less: amount representing interest	(126)
Present value of minimum lease payments	2,411
Less: current portion of capital leases	(1,366)
Capital leases, net of current portion	$1,045

Operating lease commitments relate primarily to rental of vehicles, facilities and equipment under non-cancellable operating lease agreements which expire at various dates through the year 2019 and thereafter. Approximate future minimum rental payments at December 31, 2014 under these non-cancelable operating leases are as follows (in thousands):

Year ending December 31,
2015	$11,459
2016	4,338
2017	3,071
2018	2,435
2019	1,276
Thereafter	157
Total minimum lease payments	$22,736

Rent expense for operating leases was approximately $6.0 million, $14.3 million and $28.6 million the years ended December 31, 2012, 2013 and 2014, respectively.

Note 10. Shareholders’ Deficit

The Company is controlled directly and indirectly by persons or entities related to John A. Goodman, the Company’s Executive Chairman. All shareholders are parties to a shareholders’ agreement. The shareholders’ agreement contains various provisions governing tag-along rights, drag-along rights, rights of first offer, transfers among shareholders and other terms customary in agreements of this type.

Treasury Stock

In 2011, the Company repurchased 55,918 shares of outstanding common stock from certain employees at a price of $120.91 per share for cash consideration of $6.8 million, which equaled the fair value of the common stock at the repurchase date. The repurchase of common stock was recorded in treasury stock.

In 2013, the Company entered into stock purchase agreements with certain members of management of the Company, pursuant to which the Company purchased 60,400 shares of common stock in exchange for payments totaling $5.0 million. The shares repurchased have been recorded as treasury stock. There have been no additional repurchases of treasury stock as of December 31, 2014.

Common Stock

In October of 2012, the Company granted an executive 60,000 shares of unrestricted common stock.  Pursuant to an amended and restated employment agreement, half of the unrestricted common stock vested immediately and the other half vested in January 2013. Compensation expense of $5.0 million for the fair value of the 60,000 shares of common stock was recorded for the year ended December 31, 2012, based on the grant-date fair value of $82.70 per share. The terms of the employment agreement also required the Company to provide a cash payment to the executive in an amount sufficient to cover all taxes associated with the share grant. As such, an additional amount of $3.3 million was expensed in 2012, and paid during the first quarter of 2013.

Note 11. Share-Based Compensation and Warrants

Share-Based Compensation

In October 2000, the Company approved the Goodman Networks Incorporated 2000 Equity Incentive Plan (the “2000 Plan”). Under the 2000 Plan, 70,899 shares may be issued pursuant to outstanding awards of incentive stock options or nonqualified stock options outstanding at December 31, 2014 to employees, directors or consultants of the Company but no additional grants may be made. Grants of incentive stock options must have been at least equal to the fair market value on the date of grant. Nonqualified options could have been granted at less than fair market value. All option terms were determined by a committee designated by the Board of Directors.

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

The following table summarizes stock option activity under the 2008 Plan and the 2000 Plan for the year ended December 31, 2014:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding at December 31, 2013	548,566	$58.22
Granted	98,500	104.89
Cancelled	(20,750)	71.79
Forfeited	(15,251)	97.25
Outstanding at December 31, 2014	611,065	$64.31	7.13

Exercisable at December 31, 2014	376,310	$48.50	6.21

The fair values of option awards granted were estimated at the grant date using a Black-Scholes option pricing model with the following assumptions for the years ended December 31, 2012, 2013 and 2014:

	2012 (1)	2013	2014
Expected volatility	n/a	54.06% - 60.65%	58.94% - 61.37%
Risk-free interest rate	n/a	0.91% - 1.63%	1.75% - 1.87%
Expected life (in years)	n/a	5.19 - 5.80	5.29 - 6.00
Expected dividend yield	n/a	0.00%	0.00%

(1.)	The Company did not grant any stock options during the year ended December 31, 2012

The Company estimates the expected volatility of the price of its underlying stock based on the historical volatilities of similar entities with publicly traded securities. Currently there is no active market for the Company’s common stock. The volatility was estimated using the median volatility of the guideline of companies which are representative of our size and industry based upon daily stock price fluctuations.

The weighted average grant date fair value for options granted in 2013 and 2014 was $41.90 and $57.49, respectively. As of December 31, 2014, there was approximately $6.6 million of unrecognized compensation costs related to non-vested stock options. These costs are expected to be recognized over a remaining weighted average vesting period of 0.82 years.

The total intrinsic value of the options exercised was $0.5 million for the year ended December 31, 2013. There were no options exercised during the year ended December 31, 2014. The intrinsic value for options vested and expected to vest is $7.70 million.

The compensation expense recognized for outstanding share-based awards for the years ended December 31, 2012, 2013 and 2014 was $5.6 million, $4.5 million and $6.7 million, respectively.

Warrants

In October 2010, the Company issued warrants to purchase 160,408 shares of its common stock at an exercise price of $1.00 per share, which expire in in May 2020, in connection with (1) the issuance of subordinated notes payable to a shareholder in April and May of 2010 and (2) the execution of the First Amendment to the Fifth Amended and Restated Shareholders’ Agreement, dated June 23, 2011, as amended.  The fair value of the warrants was recorded as a discount on the subordinated notes payable.  During June 2011, the shareholder and holder of the warrants sold 117,050 of those warrants to the Company for $7.5 million.  In April 2014, all 43,358 outstanding warrants were exercised.  In connection with the exercise of the warrants, the Company issued 43,358 shares of common stock and received proceeds of $43,358.

Note 12. Related Party Transactions

The Company had approximately $134,000 and $131,000 as of December 31, 2013 and 2014, respectively related to non-interest bearing advances due from a founding shareholder of the Company. Scheduled repayments are made through payroll deductions.

Throughout the year, the Company utilizes the ranch owned by certain shareholders for meetings and conferences. The use of the ranch is expensed within the consolidated Statements of income at $0.1 million, $0.2 million and $0.2 million for the years ended December 31, 2012, 2013 and 2014, respectively.

On January 15, 2015, the Company entered into a Separation Agreement and General Release with a relative of the Company’s Executive Chairman, effective as of December 31, 2014. Pursuant to the Separation Agreement, the outstanding stock options related to the common stock, par value $0.01 per share, held by the relative on the Separation Date (i) shall be fully vested and exercisable to the extent not previously vested and exercisable and (ii) may be exercised until the earlier of (a) the date the option period terminates or (b) the tenth (10th) anniversary of the date of grant. The Company recognized $0.6 million in share based compensation related to the accelerated vesting. The expense related to the options was recorded in restructuring expense within the consolidated statements of income as of December 31, 2014.

In October 2011, the Company issued a letter of credit to a company owned by a relative of the Executive Chairman as a guarantee of a related party’s line of credit. The maximum available to be drawn on the line of credit is $4.0 million. The Company’s exposure with respect to the letter of credit is supported by a reimbursement agreement from the related party, secured by a pledge of assets and stock of the related party. A liability in the amount of $4.0 million was recorded within other operating expense and accrued liabilities in the Company’s consolidated financial statements. This guarantee liability for the full amount of $4.0 million remained in accrued liabilities as of December 31, 2013 and December 31, 2014, respectively. The Company’s letter of credit was originally due to expire in July 2012 and prior to expiration has been amended each year thereafter to extend the expiration date by one year. The letter of credit was most recently amended to extend the guarantee of the related party’s line of credit until July 2015.

The Company and the related party negotiated an arrangement during the third quarter, whereby the Company agreed not to pursue the pledged collateral for a period of time not extending beyond May 5, 2016 (the “Forbearance Period”) in the event the line of credit is drawn upon in exchange for the related party’s pledge to the Company of 15,625 shares of Goodman Networks common stock.  In addition, the Company agreed to discharge and deem paid-in-full all obligations of the related party to the Company if on or prior to the end of the Forbearance Period, the related party makes a cash payment to the Company in the amount of $1.5 million plus interest at a rate of 2.0% per annum from September 25, 2014. Pursuant to the agreement the Company agreed to instruct the lender to draw on the letter of credit. As a result of the agreement reached in the third quarter of 2014, the Company recorded other income of $1.5 million in the consolidated income statement and recorded the pledged stock as additional paid-in capital in the consolidated balance sheet.

On January, 16, 2015, the letter of credit was cancelled and settled in full for the outstanding $4.0 million. As such, the liability related to the guarantee was released on the respective date and the Company no longer maintains any exposure related to the letter of credit for the related party.

In March 2013 the Company entered into a stock purchase agreement with certain members of management of the Company, pursuant to which the Company purchased 60,400 shares of common stock in exchange for payments totaling $5.0 million. The shares repurchased were recorded as treasury stock as of December 31, 2013.

The Company leased offices located at 2000 44th Street SW, Fargo, ND 58013 at a base rate of $22,000 per month through August 2014. The property was owned in part by David Ekman, a past Chief Information Officer of Multiband and sold on August 29, 2014 to an unrelated party.

From time to time, the Company engages in transactions with executive officers, directors, shareholders or their immediate family members of these persons (subject to the terms and conditions of the Indenture and the Credit Facility). These transactions are negotiated between related parties without arm’s length bargaining and, as a result, the terms of these transactions could be different than transactions negotiated between unrelated persons. See Note 10 – Shareholders’ Deficit for a description of these transactions.

Note 13. Employee Benefit Plan

The Company sponsors a 401(k) retirement savings plan for its employees. Eligible employees are allowed to contribute a portion of their compensation, not to exceed a specified contribution limit imposed by the Internal Revenue Code. The Company provides for matching employee contributions equal to 50% on the first 8% of each participant’s compensation.  Employer contributions during the years ended December 31, 2012, 2013 and 2014 totaled $2.7 million, $3.3 million and $3.4 million, respectively.

One of the Company’s 401(k) plans allows for a discretionary profit sharing contribution. The Company has recorded an expense of $0.1 million for the year-ended December 31 2013. The Company did not make any contributions toward the profit sharing plan for the year end December 31, 2014.

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

Concentration of Credit Risk

A significant portion of the Company’s revenue is derived from two significant customers. On May 18, 2014, these customers announced that they had entered into an agreement to merge.  The following table reflects the percentage of total revenue from the Company’s significant customers for the years ended December 31, 2012, 2013 and 2014:

	2012	2013	2014
Subsidiaries of AT&T Inc.	87.3%	71.1%	66.5%
DIRECTV	0.0%	9.9%	20.7%
Other	12.7%	19.0%	12.8%

Amounts due from these significant customers at December 31, 2013 and 2014 are as follows (in thousands):

	2013	2014
Subsidiaries of AT&T Inc.	$70,426	$37,955
DIRECTV	10,699	13,315
	$81,125	$51,270

A loss of either of these customers would have a material adverse effect on the financial condition of the Company.

Indemnities

The Company generally indemnifies its customers for services it provides under its contracts which may subject the Company to indemnity claims, liability and related litigations. As of December 31, 2013 and 2014, the Company was not aware of any material asserted or unasserted claims in connection with these indemnity obligations.

State Sales Tax

The Company is routinely subject to sales tax audits that could result in additional sales taxes and related interest owed to various taxing authorities. Any additional sales taxes against the Company will be invoiced to the appropriate customer. However, no assurances can be made that such customers would be willing to pay the additional sales tax.

Legal proceedings involving the U.S. Department of Labor

In December 2009, the U.S. Department of Labor sued various individuals that are either stockholders, directors, trustees and/or advisors to DirecTECH Holding Company, Inc., or DTHC, and its Employee Stock Ownership Plan. Multiband was not named in this complaint. In May 2011, three of these individuals settled the complaint with the U.S. Department of Labor (upon information and belief, a portion of this settlement was funded by the individuals’ insurance carrier) in the approximate amount of $8.6 million and those same individuals have filed suit against Multiband for reimbursement of certain expenses. The basis for these reimbursement demands are certain corporate indemnification agreements that were entered into by the former DTHC operating subsidiaries and Multiband. Two of those defendants filed claims and had their claims denied during the second quarter of 2012, in a summary arbitration proceeding. This denial was appealed and the summary judgment award was overturned by a federal court judge in February 2013. Multiband appealed the federal court’s decision to the Sixth Circuit Court of Appeals. In January 2014, the Sixth

Circuit Court of Appeals reversed the decision and reinstated the arbitration award granting summary judgment to Multiband. . In April 2014, the individuals filed a writ of certiorari to appeal the matter to the United States Supreme Court. On June 23, 2014, the United States Supreme Court denied the petition for a writ of certiorari, and the Sixth Circuit decision is now final.

Contract-Related Contingencies and Fair Value Measurements

The Company has certain contingent liabilities related to the DBT and CSG acquisitions. The Company adjusts these liabilities to fair value at each reporting period. The Company values contingent consideration related to acquisitions on a recurring basis using Level 3 inputs such as forecasted net revenue and earnings before interest, taxes, depreciation and amortization, and discount rates.  The liability related to these contingent consideration arrangements was $10.4 and $0.8 million as of December 31, 2013 and 2014, respectively.

The changes in contingent liabilities are as follows for the year ending December 31, 2014 (in thousands):

Balance at beginning of year	$10,400
Accretion of contingent consideration	515
Change in fair value of contingent consideration	(9,519)
Payments	(670)
Balance at end of year	$726

Note 15. Income Taxes

Deferred income tax assets result from temporary differences as follows (in thousands):

	2013	2014
Deferred tax assets
Accrued expenses	$9,007	$8,026
Inventories	2,494	3,423
Anticipated losses on contracts in progress	1,793	528
Accounts receivable reserve	168	334
Other	774	782
Net operating losses	31,234	7,449
Share based compensation	2,844	5,194
Credit carryforwards	792	1,837
Workers compensation	4,210	4,384
Prepaid expenses – non-current	706	-
Revenue and cost of revenue	-	2,719
Valuation allowance	(17,557)	(28,610)
Total deferred tax assets	36,465	6,066

Deferred tax liabilities
Revenue and cost of revenues	(17,443)	-
Prepaid expenses	(623)	(719)
Intangibles	(5,697)	(5,882)
Property and equipment	(2,716)	(893)
Total deferred tax liabilities	(26,479)	(7,494)

Net deferred tax assets	$9,986	$(1,428)

Current deferred tax liabilities, net	(8,457)	-
Non-current deferred tax assets(liabilities), net	18,443	(1,428)
Net deferred tax assets	$9,986	$(1,428)

In assessing the ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of its deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. Management considers the projected future taxable income and feasible tax planning strategies in making such an assessment.

The Company’s provision for income taxes for the years ended December 31, 2012, 2013 and 2014 is as follows (in thousands):

	2012	2013	2014
Current federal income tax expense (benefit)	$(13,147)	$791	$1,045
Current state income tax expense	81	1,000	1,208
Deferred federal tax expense	8,750	7,519	7,662
Deferred state tax expense (benefit)	140	(1,804)	(622)
Provision for (benefit from) income taxes	$(4,176)	$7,506	$9,293

The Company’s income tax expense for the years ended December 31, 2012, 2013 and 2014 differed from the statutory federal rate as follows (in thousands):

	2012	2013	2014
Statutory rate applied to income before income taxes	$(3,248)	$(12,506)	$(1,970)
Valuation allowance	—	17,557	10,189
Permanent non-deductible items	310	1,702	335
State income taxes, net of federal income tax effect	(720)	(545)	237
Alternative minimum tax	-	-	1,044
Other	(518)	1,298	(542)
Provision for (benefit from) income taxes	$(4,176)	$7,506	$9,293

At December 31, 2014, the Company had approximately $12.6 million and $100.0 million of net operating loss carryforwards for federal and state income tax purposes, respectively. The federal net operating loss will begin to expire in 2027. The state net operating losses expiration started in 2014. Net operating loss associated with the Multiband acquisition are $12.6 million at December 31, 2014 and are limited under Section 382 of the Internal Revenue Code (“IRC”).  The Company is limited to $2.5 million of the $12.6 million in loss carryforwards in 2014 and for each year thereafter.

The acquisition of Multiband resulted in a change of ownership for Multiband as defined under Section 382 of the Internal Revenue Code (“IRC”). This ownership change resulted in an annual IRC Section 382 limitation that limits the use of certain tax attribute carryforwards. Of the $12.3 million of federal loss carryforwards acquired in the acquisition of Multiband, the Company is limited to $1.1 million of the loss carryforwards in 2015 and for each year thereafter.

In assessing the ability to realize deferred tax assets, the Company considers whether it is more likely than not that some portion or all of its deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. A valuation allowance has been provided to reduce the deferred tax assets to an amount management believe is more likely than not to be realized.  The valuation allowance totaled $28.6 million as of December 31, 2014, and relates primarily to deferred tax assets associated with certain federal and state net operating loss carryforwards and non-current deferred tax assets.

The Company filed an Application for Change in Accounting Method on Form 3115, with the Internal Revenue Service on December 31, 2012 to recognize revenue under a proper accrual method or percentage of completion method for federal and state income tax purposes. The Company received consent from the Internal Revenue Service (“IRS”) for these accounting method changes in 2013. The effect of the change in accounting was to defer the recognition of revenue to tax years later than 2011.  As of December 31, 2013, the Company recorded a receivable of $13 million related to change in the recognition of revenue which resulted in net operating losses that were carried back to prior years; this refund was received during the first quarter of 2014.

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

The Company includes potential accrued interest and penalties related to unrecognized tax benefits within its income tax provision account. The combined amount of accrued interest and penalties related to tax positions taken or to be taken on the Company’s tax returns and recorded as part of the reserves for uncertain tax positions was $0.4 million and $0.0 million as of December 31, 2013 and 2014, respectively. To the extent interest and penalties are not assessed with respect to uncertain tax positions or the uncertainty of deductions in the future, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

Unrecognized tax benefits activity for the year ended December 31, 2014 is as follows (in thousands):

Unrecognized tax benefits, beginning balance	$4,352
Reduction for tax positions of prior year	(2,281)
Settlements	(2,071)
Unrecognized tax benefits, ending balance	$-

In the first quarter of 2014, the Company received a “no change” notice from the Internal Revenue Service related to the tax period ended 2011 audit of Multiband and therefore released $2.1 million of related reserves for uncertain tax positions. In September of 2014, the statute of limitations expired for Multiband’s 2010 tax return, and the Company released an additional $2.3 million of reserves for uncertain tax positions. The release of the reserves was recorded as a reduction of the related net operating loss carryforwards. The related release of the accrued interest and penalties is recorded as a current tax benefit.

Note 16. Segments

Prior to the merger with Multiband, the Company operated its business in two segments: Professional Services (PS) and Infrastructure Services (IS). Subsequent to the merger with Multiband, the Company began operating its business in two additional segments: Field Services (FS) and Other Services (Other). The Professional Services segment provides customers with highly technical services primarily related to installing, testing, and commissioning and decommissioning of core, or central office, equipment of wireless carrier networks from a variety of vendors. The Infrastructure Services segment provides program management services of field projects necessary for deploying, upgrading, and maintaining wireless networks. The Field Services segment generates revenue from the installation and service of DIRECTV video programming for residents of single family homes under a contract with DIRECTV. Other Services included the Company’s multi-dwelling unit and energy, engineering and construction services lines of business.

On December 31, 2013, the Company sold certain assets to DIRECTV MDU, and DIRECTV MDU assumed certain liabilities of the Company, related to the division of the Company’s business involved with the ownership and operation of subscription based video, high-speed internet and voice services and related call center functions to multiple dwelling unit customers, lodging and institution customers and commercial establishments (such assets are collectively referred to as the “MDU Assets”). The operations of the MDU Assets were previously reported in the Company’s Other Services segment. In addition, in 2014, the Company integrated the EE&C line of business with the Infrastructure Services and Professional Services segments, and as a result the Company no longer has an Other Services segment.

The results of operations for the Company’s activities in the Pacific Northwest region, which were previously included in the IS segment results, and the cable television fulfillment operations, which were previously reported with the FS segment results, are presented as discontinued operations (see Note 18) and are therefore not included in the segment financial information presented below.

There were no material intersegment transfers or sales during the periods presented. Selected segment financial information for the years ended December 31, 2012, 2013 and 2014 is presented below (in thousands):

	Year Ended December 31, 2012
	PS	IS	FS	Other	Corporate	Total
Revenues	$79,140	$530,087	$—	$—	$—	$609,227
Cost of revenues	65,200	434,088	—	—	—	499,288
Gross profit	$13,940	$95,999	$—	$—	—	109,939
Selling, general and administrative expenses					87,216	87,216
Operating income						22,723
Interest expense, net					31,998	31,998
Loss before income taxes from continuing operations						(9,275)
Income tax benefit					(4,176)	(4,176)
Net loss from continuing operations						$(5,099)

	Year Ended December 31, 2013
	PS	IS	FS	Other	Corporate	Total
Revenues	$111,468	$715,518	$88,240	$16,519	$—	$931,745
Cost of revenues	91,597	622,438	77,899	14,175	—	806,109
Gross profit	$19,871	$93,080	$10,341	$2,344	—	125,636
Selling, general and administrative expenses					121,106	121,106
Operating income						4,530
Other income					(25)	(25)
Interest expense					40,287	40,287
Loss before income taxes from continuing operations						(35,732)
Income tax benefit					7,506	7,506
Net loss from continuing operations						$(43,238)

	Year Ended December 31, 2014
	PS	IS	FS	Other	Corporate	Total
Revenues	$99,880	$837,982	$261,326	—	$—	$1,199,188
Cost of revenues	92,380	707,616	225,441	—	—	1,025,437
Gross profit	$7,500	$130,366	$35,885	$—	—	173,751
Selling, general and administrative expenses					122,792	122,792
Restructuring expense					9,998	9,998
Impairment expense					3,254	3,254
Other operating income					(3,285)	(3,285)
Operating income						40,992
Other income					(71)	(71)
Interest expense, net					46,694	46,694
Loss before income taxes from continuing operations						(5,631)
Income tax expense					9,293	9,293
Net loss from continuing operations						$(14,924)

Asset information was evaluated at the corporate level and was not available by reportable segment for the year-ended December 31, 2013.  Total assets by segment for the years ended December 31, 2014 are presented below (in thousands):

	Year Ended December 31, 2014
	PS	IS	FS	Other	Corporate	Total
Total Assets	$56,515	$183,172	$119,026	$—	$55,347	$414,060

Note 17. Restructuring Activities

During the second quarter of 2014, the Company’s management approved, committed to and initiated plans to implement the 2014 Restructuring Plan.  The restructuring costs associated with the 2014 Restructuring Plan are recorded in the restructuring expense line item within the consolidated statements of operations and comprehensive income.  The Company incurred a significant portion of the estimated restructuring expenses through the end of 2014.  Any changes to the estimates of executing the 2014 Restructuring Plan will be reflected in the 2015 results of operations.

The following tables summarize the activities associated with restructuring liabilities for the years ended December 31, 2013 and 2014, respectively, (in thousands), all of which are included in accrued liabilities in the accompanying consolidated balance sheets.  In the table below, "Charges" represents the initial charge related to the restructuring activity.  "Payments" consists of cash payments for severance, employee-related benefits, lease and other contract termination costs, and other restructuring costs.

	Liability at December 31, 2013	Charges	Cash payments and other non-cash transactions	Liability at December 31, 2014
Severance and employee-related benefits	$—	$6,137	$(3,736)	$2,401
Contract termination costs	—	10	(10)	—
Impairment of intangible assets	—	3,904	(3,904)	—
Other restructuring costs	—	(53)	53	—
Total 2014 Restructuring Plan	$—	$9,998	$(7,597)	$2,401

The following table summarizes the inception to date restructuring costs recognized and the total restructuring costs expected to be recognized in the 2014 Restructuring Plan (in thousands):

	As of December 31, 2014
	Total Costs Recognized To Date	Total Expected Program Cost
Severance and employee-related benefits	$6,137	$21,040
Contract termination costs	10	140
Impairment of intangible assets	3,904	3,904
Other restructuring costs	(53)	(84)
Total 2014 Restructuring Plan	$9,998	$25,000

Note 18. Discontinued Operations

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

Summarized results from discontinued operations were as follows (in thousands):

	2012	2013	2014
Revenue	$41,686	$—	$—

Income from discontinued operations	4,136	—	—
Income tax expense	1,568	—	—
Income from discontinued operations, net of income taxes	$2,568	$—	$—

Note 19. Subsequent Event

Effective March 5, 2015, the Company entered into a Separation Agreement and General Release Agreement with Mr. John A. Goodman (the “Executive”) under which the Company resolved all matters related to the Executive’s separation from employment with the Company without cause as of February 15, 2015, including all matters arising under the Second Amended and Restated Employment Agreement, by and between the Company and the Executive, effective as of April 11, 2014, as amended. The Executive is the beneficial owner of approximately 40.5% of the Company’s common stock as of March 5, 2015.

As part of the transition, Ron B. Hill, the Company’s Chief Executive Officer and President will replace the Executive as the Company’s Executive Chairman.  The Executive will transition from his role as Executive Chairman and Chief Strategy Officer to a member of the Company’s Board of Directors.  The Executive is the Company’s co-founder and had been employed by the Company since 2000.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Background

Since December 23, 2013, we have been required to comply with certain aspects of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, that we have previously not been required to comply with. For example, beginning with our first periodic report in 2014, we are required to comply with the SEC’s rules implementing Section 302 of the Sarbanes-Oxley Act, which requires our management to certify financial and other information in our quarterly and annual reports. We are also subject to and required to comply with the SEC’s rules implementing Section 404(a) of the Sarbanes-Oxley Act. This standard requires management to establish and maintain adequate internal control over financial reporting and make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. We were required to make our first assessment of our internal control over financial reporting as of December 31, 2014 which is the year-end following the year that our first annual report was filed or required to be filed with the SEC. Because we are currently a debt only filer, our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting. To better ensure compliance with the requirements of being a public company, in 2014, we upgraded our systems, including information technology, implemented additional financial and management controls, reporting systems and procedures and hired additional accounting, financial reporting and internal audit staff.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2014, an evaluation was carried out by our management, with the participation of our Executive Chairman, Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) based on their 1992 framework of control components. The term “disclosure controls and procedures,” as defined by regulations of  the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the report is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports is accumulated and communicated to our management, including our principal executive officer and our principal financial officer or persons performing similar functions, as appropriate, to allow timely decisions to be made regarding required disclosure.

Based upon that evaluation, our management has concluded that, as of December 31, 2014, our internal control over financial reporting is effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Management’s Annual Report on Internal Control over Financial Reporting1

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, as a process designed by, or under the supervision of, our Principal Executive Officer and Principal Financial Officer and effected by our Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting at December 31, 2014. In making this assessment, management used the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management concluded that, at December 31, 2014, our internal control over financial reporting is effective.

Item 9B. Other Information.

None.

     PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors

Our directors and their respective ages and positions as of March 31, 2015 are set forth below.

Name	Age	Positions
Ron B. Hill	52	Director, Chief Executive Officer and President
John A. Goodman	47	Director
J. Samuel Crowley	64	Director
Steven L. Elfman	59	Director
Larry Haynes	64	Director

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

John A. Goodman is a member of our Board of Directors. Mr. Goodman is a co-founder of Goodman Networks, Inc. and served as the Executive Chairman of the Company through March 5, 2015. Mr. John Goodman served as Executive Chairman starting January 2012 and previously served as Chairman and Chief Executive Officer from our founding in 2000 through January 2012. Mr. John Goodman’s telecom career spans two decades, beginning with Bell Atlantic Professional Services, where he managed outside and inside plant services in the southwest United States. In 1997, he joined GTE’s Network Operations Center in Irving, Texas, where he supported Fortune 500 companies and provided broadband technical support services domestically. Following the merger of GTE and Bell Atlantic, now known as Verizon, Mr. John Goodman left Verizon in 2000 to co-found our Company. Mr. John Goodman holds a bachelor’s degree in business administration from Texas Tech University.

Mr. John Goodman’s experience in co-founding the Company and service as a current member of the Board of Directors and former Executive Chairman and Chief Executive Officer provides our Board of Directors with extensive business and leadership experience. Our Board of Directors also benefits from his extensive knowledge of the Company and the telecommunications industry, and from his deep understanding of our challenges, competition and customers.

J. Samuel Crowley. Mr. Crowley was appointed to our Board of Directors in April 2014. Mr. Crowley currently consults both large and small firms in several industries in the areas of strategy, technology, new concept development, customer service, culture and operational structure and efficiency. Previously, Mr. Crowley served as the Chief Operating Officer of Gold’s Gym International from November 2005 to November 2007 and as the Senior Vice President of New Ventures for Michael’s Stores from August 2002 to 2004. From April 2000 to September 2002, Mr. Crowley was a Business Strategy Consultant for Insider Marketing. Mr. Crowley was also a co-founder of CompUSA, Inc. and served as its Executive Vice President of Operations from 1992 to 2000. Mr. Crowley is currently a member of the Board of Directors of United States Cellular Corporation, a position that he has held since 1998. He has also served as the chair of United States Cellular Corporation’s Audit Committee since 2001. Mr. Crowley holds a bachelor’s degree in English from Rice University and a master’s degree in business administration from The University of Texas at Dallas.

Mr. Crowley’s substantial experience and expertise in management and operations as well as his significant involvement in the telecommunications industry provides our board with considerable business and leadership experience.

Steven L. Elfman. Mr. Elfman was appointed to our Board of Directors in April 2014. Mr. Elfman served as the President of Network Operations and Wholesale at Sprint Corp. from 2008 to 2014. He previously served as the Chief Operating Officer of Motricity, a mobile data technology company, from January 2008 to May 2008 and as Executive Vice President of Infospace Mobile (currently Motricity) from July 2003 to December 2007. From May 2003 to July 2003, he was an independent consultant working with Accenture Ltd., a consulting company. Mr. Elfman also served as Executive Vice President of Operations of Terabeam

Corporation, a communications company, from May 2000 to May 2003, and as Chief Information Officer of AT&T Wireless from June 1997 to May 2000. Mr. Elfman holds a bachelor’s degree in computer science and business from the University of Western Ontario.

Mr. Elfman’s experience serving in numerous executive roles in the telecommunications industry provides our Board of Directors with extensive business and leadership experience.

Larry J. Haynes. Mr. Haynes was appointed to our Board of Directors in April 2014. Pursuant to his offer letter, we agreed to nominate Mr. Haynes to serve on our Board of Directors for two years. Mr. Haynes brings with him a wealth of financial and accounting experience gained during his time as a tax partner at the accounting firm of Ernst & Young LLP, at which he worked from 1978 until his retirement there in June 2010. During his time at Ernst & Young LLP, Mr. Haynes worked primarily with high growth public, venture and private equity backed private companies in technology, consumer products and the services sectors. Following retirement from Ernst & Young LLP in June 2010, Mr. Haynes accepted a position as Executive Relationship Consultant at Smith Frank Partners, LLC, an asset planning, risk management and wealth strategies firm, and also a position as Senior Adviser with Athens Partners, which assists professional services firms. Mr. Haynes serves on numerous boards, including Southwestern University’s Board of Trustees, the Baylor Oral Health Foundation Board, in which he serves on the Executive Committee and as Chair of the Audit Committee, and the Dallas Foundation Board during 2014. Mr. Haynes was recently asked to serve on the Texas Methodist Foundation in Austin, Texas. Mr. Haynes earned a BBA in accounting and economics from Southwestern University in 1972 and a MPA in Taxation from the University of Texas at Austin in 1978.

Mr. Haynes’ experience as a tax partner at one of the nation’s leading accounting firms as well as his experience serving on numerous boards provides our Board of Directors with financial expertise as well as unique and valuable leadership experience.

Executive Officers

Our executive officers and their respective ages and positions as of March 31, 2015 are set forth below.

Name	Age	Positions
Ron B. Hill	52	Director, Chief Executive Officer and President
John A. Goodman	47	Director
Ernest J. Carey	62	Chief Operating Officer
Cari Shyiak	55	President of Professional Services

The biographies of Messrs. John Goodman and Ron Hill are set forth under the heading “—Directors.”

Ernest J. Carey was appointed our Chief Operating Officer in December 2014. Mr. Carey most recently served as the Senior Vice President of Construction and Engineering of AT&T, where he was responsible for the planning, design, construction and capital maintenance of AT&T’s wireline and wireless network infrastructure in the United States since March 2008. Previously, Mr. Carey served as Senior Vice President of Network Services for Southwestern Bell Telephone Company (d/b/a AT&T Southwest), a wholly owned subsidiary of AT&T, and was responsible for the customer provisioning, repair, construction and maintenance of network infrastructure in the southwest United States from July 2007 to March 2008. Prior to July 2007, Mr. Carey served as Vice President of Advanced Network Technologies for AT&T. Mr. Carey began his career at Southwestern Bell Corporation (“SBC”) in 1974 and progressed through a series of operating, engineering and marketing positions until he joined AT&T following the merger of AT&T and SBC in 2005. Mr. Carey holds a Master’s degree in Business Administration from the University of Dallas and a Bachelor’s degree in Business Administration from Texas A&M Corpus Christi.

Cari Shyiak currently serves as our President of Professional Services and served as our Chief Operating Officer from February 2013 to December 2014. He originally joined the Company as our President of Professional Services in May 2010. He has more than 25 years of international management experience covering operations, engineering, services and product management. Prior to joining our Company in May 2010, his last position was with Alcatel-Lucent where he served as Vice President of Services for Central and Southeastern Europe from April 2009 to May 2010. Previous to this, Mr. Shyiak held a number of leadership positions globally within Alcatel-Lucent and Lucent Technologies including VP of Network Solutions & Support Services, VP Global Technical Support Services and Director of Service Product Management Asia Pacific. He began his career in operations with Sasktel & Rogers Communications in Canada and earned his EMBA at the Institute for Management Development in Switzerland.

Board of Directors

Our Board of Directors is currently comprised of five directors, Messrs. Ron Hill, John Goodman, J. Samuel Crowley, Steven L. Elfman and Larry Haynes. Our second amended and restated bylaws permit our Board of Directors to establish by resolution the number of directors, and five directors are currently authorized.

Director Independence

Because we do not have any securities on a national securities exchange or inter-dealer quotation systems, we are not subject to a number of the corporate governance requirements of the SEC or of any national securities exchange or inter-dealer quotation system. For example, we are not required to have a Board of Directors comprised of a majority of independent directors.

Our board of directors has, however, undertaken a review of its composition, the composition of its committees and the independence of each director. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our board of directors has determined that Samuel Crowley, Steven Elfman and Larry Haynes do not have any relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the applicable rules and regulations of the SEC and the listing requirements and rules of NASDAQ. In making this determination, our board of directors considered the current and prior relationships that each non-employee director has with our company and all other facts and circumstances our board of directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director.

Committees of the Board of Directors

Our Board of Directors currently has one standing committee – the audit committee. Our board of directors may establish other committees to facilitate the management of our business.

Audit Committee

Our audit committee currently consists of Samuel Crowley, Steven Elfman and Larry Haynes. Our board of directors has determined that Samuel Crowley, Steven Elfman and Larry Haynes are independent under the NASDAQ listing standards and Rule 10A-3(b)(1) of the Exchange Act. The chair of our audit committee is Samuel Crowley. Our board of directors has determined that Samuel Crowley is an “audit committee financial expert” within the meaning of the SEC regulations. Our board of directors has also determined that each member of our audit committee can read and understand fundamental financial statements in accordance with applicable requirements. In arriving at these determinations, the board of directors has examined each audit committee member’s scope of experience and the nature of their employment in the corporate finance sector. The functions of this committee include:

•	selecting a qualified firm to serve as the independent registered public accounting firm to audit our financial statements;
•	helping to ensure the independence and performance of the independent registered public accounting firm;
•

discussing the scope and results of the audit with the independent registered public accounting firm, and reviewing, with management and the independent accountants, our interim and year-end operating results;

•	developing procedures for employees to submit concerns anonymously about questionable accounting or audit matters;
•	reviewing our policies on risk assessment and risk management;
•	reviewing related party transactions;
•

obtaining and reviewing a report by the independent registered public accounting firm at least annually, that describes our internal quality-control procedures, any material issues with such procedures, and any steps taken to deal with such issues when required by applicable law; and

•

approving (or, as permitted, pre-approving) all audit and all permissible non-audit services, other than de minimis non-audit services, to be performed by the independent registered public accounting firm.

Director Compensation

On March 28, 2014, the Board of Directors adopted a policy for compensation of non-employee directors. Under this policy, each non-employee director will receive an annual cash retainer of $140,000, $2,500 for each in-person Board of Directors meeting attended, $500 for any such meeting attended remotely and reimbursement for out of pocket expenses.

The following table sets forth information concerning the compensation earned by our non-employee directors during the year ended December 31, 2014.

Name	Fees Earned or Paid in Cash	Stock Awards ($)	Total ($)
J. Samuel Crowley	$135,000	—	$135,000
Steven L. Elfman	125,000	—	125,000
Larry Haynes	127,000	—	127,000

Each member of our board of directors will be indemnified for his actions associated with being a director to the fullest extent permitted under Texas law.

In addition, we have entered into indemnification agreements with each of our executive officers and directors. The indemnification agreements provide the executive officers and directors with contractual rights to indemnification, expense advancement and reimbursement, to the fullest extent permitted under Texas law.

Certain Relationships

There are no family relationships among our directors and executive officers. To our knowledge, there have been no material legal proceedings as described in Item 401(f) of Regulation S-K that are material to an evaluation of the ability or integrity of any of our directors or executive officers (in the last ten years), or our promoters or control persons (in the last year).

Code of Ethics

We have adopted a code of ethics that applies to all of our employees, including employees of our subsidiaries, as well as each of our directors and certain persons performing services for us. The code of ethics addresses, among other things, competition and fair dealing, conflicts of interest, financial matters and external reporting, Company funds and assets, confidentiality and corporate opportunity requirements and the process for reporting violations of the code of ethics, employee misconduct, improper conflicts of interest or other violations. We will provide a copy of our code of ethics without charge upon written request to Goodman Networks Incorporated, Attention: Monty West, 6400 International Parkway, Suite 1000, Plano, Texas 75093. If we amend or grant a waiver of one or more of the provisions of our Code of Ethics, we intend to satisfy the requirements under Item 5.05 of Form 8-K regarding the disclosure of amendments to, or waivers from, provisions of our Code of Ethics that apply to our principal executive, financial and accounting officers by posting the required information on our website.

Changes in Nomination Procedures

There have been no changes to the procedures by which security holders may recommend nominees to our Board of Directors in the past year.

Item 11. Executive Compensation.

EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The purpose of this Compensation Discussion and Analysis is to provide information about each material element of compensation that we pay or award to, or that is earned by: (i) the individuals who served as our principal executive officer during fiscal 2014; (ii) the individuals who served as our principal financial officer during fiscal 2014; (iii) our three most highly compensated executive officers, other than the individuals who served as our principal executive officer or principal financial officer, who were serving as executive officers, as determined in accordance with the rules and regulations promulgated by the SEC, as of December 31, 2014, with compensation during fiscal year 2014 of $100,000 or more, and (iv) two additional individuals for whom disclosure would have been provided pursuant to clause (iii) but for the fact that such individuals were not serving as executive officers on December 31, 2014, or our named executive officers (“NEOs”), and to explain the numerical and related information contained in the tables presented elsewhere in this prospectus. For our 2014 fiscal year, our NEOs and the positions in which they served are:

•	Ron B. Hill, Chief Executive Officer (“CEO”) and President (1);
•	John A. Goodman, Executive Chairman and Chief Strategy Officer (1);
•	Craig E. Holmes, Chief Financial Officer (“CFO”) (2);

•	Geoffrey W. Miller, former interim CFO (2);
•	Randal S. Dumas, former CFO (2);
•	Ernest J. Carey, Chief Operating Officer (“COO”);
•	Cari T. Shyiak, President of Professional Services (3);
•	Scott E. Pickett, former Chief Marketing Officer and Executive Vice President; and
•	James L. Mandel, former CEO of Multiband.

(1)	Effective April 11, 2014, Mr. Hill was appointed as our principal executive officer. Prior to Mr. Hill’s appointment, Mr. Goodman served as our principal executive officer.
(2)

Mr. Dumas served as our CFO and principal financial officer until June 25, 2014. Effective June 26, 2014, Mr. Miller was appointed to serve as our interim CFO and principal financial officer, and he served in such role until Mr. Holmes was appointed as our CFO and principal financial officer effective December 2, 2014. Effective March 13, 2015, Mr. Holmes resigned from his position as our CFO and principal financial officer and, as a result, we reappointed Mr. Miller as our interim CFO and principal financial officer effective March 13, 2015.

(3)

Mr. Shyiak served as our COO until December 2, 2014, the effective date of Mr. Carey’s appointment as our COO. Upon the effectiveness of Mr. Carey’s appointment, Mr. Shyiak began serving as our President of Professional Services. Although Mr. Shyiak’s primary duties have transitioned as a result of Mr. Carey’s appointment, we have not formally changed Mr. Shyiak’s job title. Accordingly, Messrs. Carey and Shyiak currently share the title of COO.

The following Compensation Discussion and Analysis should be read in conjunction with the “Summary Compensation Table” and related tables that are presented under the “Compensation Information” heading below.

Change in Officers After the 2014 Fiscal Year

Effective March 5, 2015, we entered into a separation and release agreement with John A. Goodman pursuant to which we ended our employment relationship with Mr. Goodman as of February 15, 2015. Mr. Goodman will continue to serve as a member of our Board of Directors and we expect that Mr. Goodman will continue to play a key role in our business. In connection with the transition, Mr. Hill was appointed as our Executive Chairman and the Chairman of our Board of Directors. For additional information regarding our separation and release agreement with Mr. Goodman, see “Executive Compensation—Compensation Information—Narrative Disclosure Regarding Summary Compensation Table and Grants of Plan-Based Awards Table—John A. Goodman.”

Effective March 13, 2015, Mr. Holmes resigned from his position as our CFO. In connection with Mr. Holmes’ resignation, we appointed Geoffrey W. Miller to serve as our interim CFO, effective March 13, 2015. Mr. Miller will serve as our CFO and principal financial officer until such time as we appoint a permanent replacement CFO.

Overview of Compensation Policies and Objectives

As a privately held company, we have not had a formal compensation committee and, instead, have been operating under the direction of our Board of Directors. When performing the functions of a typical compensation committee, the Board of Directors confers with our CEO, Ron B. Hill. The Board of Directors has historically made decisions in relation to the compensation of our CEO and former Executive Chairman, and our CEO makes decisions in relation to the compensation of our other NEOs. Prior to the appointment of Mr. Hill as our principal executive officer on April 11, 2014, our former Executive Chairman assisted our CEO in making the compensation decisions for our other NEOs.

General compensation arrangements are guided by the following principles and business objectives:

•

Align the interests of our executive officers with our company’s interests by tying both short-term (annual) and any long-term incentive compensation to financial and operational performance culminating in the creation of enterprise value.

•

Attract and retain high caliber executives and key personnel by offering total compensation that is competitive with that offered by companies with which we compete for employees and rewards personal performance.

•	Support business growth and financial results.

Historically, we have generally not used, and have not had the need to use, many of the more formal compensation practices and policies employed by publicly traded companies subject to the executive compensation disclosure rules of the SEC and Section 162(m) of the Code.

Compensation Decision-Making

Role of Our CEO in Compensation Decisions

During 2014, as a private company, our executive compensation program was overseen by our Board of Directors in consultation with our CEO and our Human Resources group. The Board of Directors conducted its own evaluation of the compensation our CEO, Ron B. Hill. The Board of Directors generally approves any changes to the base salary levels of our CEO and bonus opportunities, as well as other annual compensation components for all of our NEOs. Mr. Hill reviewed the compensation for all of our NEOs other than himself and Mr. Goodman and made compensation decisions or recommendations to the Board of Directors with respect to such persons. On September 6, 2014, in consultation with the Board of Directors, the annual base salaries of Messrs. Hill and Goodman were adjusted such that Mr. Hill, as CEO, would receive base compensation in excess of Mr. Goodman.

Use of Peer Groups

Currently, we do not utilize consultants or specific peer groups in developing the compensation packages for our executive officers. However, we do utilize general industry survey data to benchmark our executive officers’ total cash compensation against companies of a similar size and scope. This data, coupled with input from our CEO and our Human Resources group, is used to establish our executive officers’ compensation packages. Going forward, we may establish a compensation committee that will have the discretion to utilize consultants and/or more formal benchmarking and peer group analyses in determining and developing compensation packages for our executive officers; however, we do not currently have plans to establish such a committee.

Compensation Policies and Practices as They Relate to Risk Management

The Board of Directors has reviewed our compensation policies as generally applicable to our employees and believes that our policies do not encourage excessive and unnecessary risk-taking, and that the level of risk that they do encourage is not reasonably likely to have a material adverse effect on us. Our compensation mix is comprised of (i) fixed components such as annual base salary and benefits and (ii) annual incentives that reward our overall financial performance. We do not currently provide long-term equity compensation on an annual basis. Equity grants are made from time to time to attract and retain key employees. Although a portion of the compensation provided to NEOs is based on our performance or the individual successes of the employee, we believe our compensation programs do not encourage excessive and unnecessary risk taking by executive officers (or other employees) because these programs are designed to encourage employees to remain focused on both our short- and long-term operational and financial goals.

Objectives of Our Executive Compensation Program

Our compensation program is designed to reward, in both the short-term and the long-term, performance that contributes to the implementation of our corporate and business unit specific strategies, as well as maintenance of our culture and values in achievement of our objectives. In addition, we reward qualities that we believe help achieve our business strategies such as teamwork, individual performance in light of general economic and industry-specific conditions, relationships with vendors, level of job responsibility, industry experience and general professional growth.

Elements of Our Compensation Program

Our compensation and benefits programs have historically consisted of the following components, which are described in greater detail below:

•	Base salary;
•	Annual and discretionary cash bonuses;
•	Equity-based awards (from time to time);
•	Participation in broad-based retirement, health and welfare benefits;
•	Severance benefits and change of control protections; and
•	Perquisites.

Base Salary

The annual base salaries of our NEOs are set with the objective of attracting and retaining highly qualified individuals for the relevant positions and rewarding individual performance. When negotiating salary levels in connection with hiring an executive officer, and also when subsequently adjusting individual executive salary levels, we generally consider benchmarks of the range of market median salaries at similarly sized companies as reported by general industry survey data. Additionally, we consider the executive officer’s responsibilities, experience, potential and individual performance and contribution to our business. Finally, consideration is also given to other factors such as the unique skills of the executive officer, demand in the labor market and succession planning. None of these factors are subject to any specific performance targets or given a specific weighting in the compensation decision-making process. We do not engage consultants to conduct any salary surveys or undertake any formal peer group analysis for purposes of determining the compensation of our NEOs.

We determined that the annual base salaries payable to our NEOs as of the end of each of the years ended December 31, 2013 and 2014 would be set as follows:

	Annual Base Salary as of December 31,
Name	2013	2014		Change
Ron B. Hill	$650,000	$1,100,000		$450,000
John A. Goodman	750,000	1,050,000		300,000
Craig E. Holmes	—	350,000		—
Geoffrey W. Miller	—	343,112	(1)	—
Randal S. Dumas	280,000	375,000		95,000
Ernest J. Carey	—	450,000		—
Cari T. Shyiak	400,000	450,000		50,000
Scott E. Pickett	222,337	270,000		47,663
James L. Mandel	575,000	575,000		—

(1)

Represents amount paid to Tatum (as defined below) for Mr. Miller’s services. See “Executive Compensation— Compensation Information—Narrative Disclosure Regarding Summary Compensation Table and Grants of Plan-Based Awards Table—Geoff Miller” for a description of the arrangement with Tatum.

Effective May 1, 2014, we made the following adjustments to the annual base salaries of our NEOs: we increased Ron B. Hill’s annual base salary from $650,000 to $1,000,000; we increased John A. Goodman’s annual base salary from $750,000 to $1,100,000; we increased Cari T. Shyiak’s annual base salary from $400,000 to $450,000; we increased Randal S. Dumas’ annual base salary from $280,000 to $375,000 and we increased Scott E. Pickett’s annual base salary from $222,337 to $270,000. The Company approved these base pay increases based on (i) a review of benchmarked salary survey data, (ii) the increased size and scope of the Company in 2014 as compared to 2013 and (iii) the effect of increased base pay as a retention tool. Additionally, effective September 6, 2014, we increased the annual base salary for Mr. Hill to $1,100,000 and changed the base salary for Mr. Goodman to $1,050,000. These changes were based solely on an evaluation of the annual base salaries of Messrs. Hill and Goodman conducted by the Board of Directors, pursuant to which it determined that Mr. Hill should receive base compensation in excess of Mr. Goodman due to Mr. Hill’s role as CEO.

In connection with Craig E. Holmes’ appointment as our CFO, effective December 2, 2014, and Ernest J. Carey’s appointment as our COO, effective December 8, 2014, we set the annual base salary of Mr. Holmes at $350,000 and the annual base salary of Mr. Carey at $450,000. In setting the compensation of Messrs. Holmes and Carey, the Company reviewed market data related to the executive officer compensation and considered the individual experience, expertise and strategic importance of each such executive to the future success of our business.

Bonuses

Pursuant to their employment agreements, each of our NEOs, other than Geoffrey Miller, is or was eligible to earn an annual cash bonus up to a specified percentage of such executive officer’s salary under the Goodman Networks Incorporated Executive Management Bonus Plan that we amended and restated in 2009, or the Bonus Plan. See “Executive Compensation—Compensation Information—Narrative Disclosure Regarding Summary Compensation Table and Grants of Plan-Based Awards Table” for a description of the employment agreements we have entered with each of our NEOs. The purpose of the Bonus Plan is to encourage superior performance by and among our executive officers and to recognize their contributions to our success and profitability. Bonuses under the Bonus Plan have historically been paid in April of the year following the year in which the bonus was earned.

Pursuant to the Bonus Plan, our NEOs, other than Mr. Miller, are or were eligible for a bonus equal to a percentage of their respective base salary that varies based upon whether we have met during the fiscal year certain target earnings before interest, taxes, depreciation and amortization, or EBITDA, and target revenue levels set by the Board of Directors as the administrator of the Bonus Plan. We have structured the Bonus Plan such that the threshold incentive will be paid if we achieve 100% of the target EBITDA and 90% of the target revenue, the target incentive will be paid if we achieve 120% of the target EBITDA and 90% of the target revenue, and the maximum incentive will be paid if we achieve 140% of the target EBITDA and 95% of the target revenue. However, the

Board of Directors may also take into account the individual performance of a participant, as well as our overall financial performance, and adjust the bonus payable to any participant to an amount less than or greater than would otherwise be payable pursuant to the guidelines set forth in the Bonus Plan relating to EBITDA and revenue levels.

The table that follows sets forth the threshold, target and maximum incentive opportunities set for the NEOs for 2014. Following discussion with our CEO, our Board of Directors set the 2014 target EBITDA at $83.0 million and the 2014 target revenue at $1,208.7 million, such that the target incentive would be paid if we were to achieve 120% of the target EBITDA, or $99.6 million, and 90% of the target revenue, or $1,087.8 million. In setting these levels, the Board of Directors considered prior year actuals, projected revenue and an appropriate EBITDA margin.

Bonus Plan Performance Goals and Estimated Payouts

Fiscal Year 2014

Name	Base Salary	Threshold	Target	Maximum
Financial Measurements:
EBITDA		$83,000,000	$99,600,000	$116,200,000
Revenue		1,087,830,000	1,087,830,000	1,148,265,000
Ron B. Hill	$1,100,000	$440,000	$770,000	$1,100,000
% of base salary earned at each level		40%	70%	100%
John A. Goodman	1,050,000	420,000	735,000	1,050,000
% of base salary earned at each level		40%	70%	100%
Craig E. Holmes	350,000	—	—	—
% of base salary earned at each level		—	—	—
Randal S. Dumas	375,000	—	—	—
% of base salary earned at each level		—	—	—
Ernest J. Carey	450,000	—	—	—
% of base salary earned at each level		—	—	—
Cari T. Shyiak	450,000	157,500	225,000	315,000
% of base salary earned at each level		35%	50%	70%
Scott E. Pickett	270,000	—	—	—
% of base salary earned at each level		—	—	—
James L. Mandel	575,000	—	—	—
% of base salary earned at each level		—	—	—

During the year ended December 31, 2014, we met our target revenue at the maximum level but did not achieve the minimum threshold level of EBITDA. Based on the significant increase in our EBITDA year over year and meeting the threshold level for our target revenue, the Board of Directors, in its sole discretion, approved a payout of bonuses at the target level to our NEOs that were employed with us for the entire 2014 year. In addition, the Board of Directors determined to waive the Target EBITDA metric at the maximum level for Mr. Goodman because of his individual business development contributions to the Company.

For the year ended December 31, 2014, we expect our NEOs to receive the following payments under the Bonus Plan:

Name	Cash Bonus
Ron B. Hill	$770,000
John A. Goodman	1,050,000
Craig E. Holmes	-
Randal S. Dumas	-
Ernest J. Carey	-
Cari T. Shyiak	225,000
Scott E. Pickett	-
James L. Mandel	-

Annual Retention Bonuses.

Pursuant to their employment agreements, certain of our NEOs are entitled to an annual retention bonus up to a specified percentage of such executive officer’s salary. See “Executive Compensation—Compensation Information—Narrative Disclosure Regarding Summary Compensation Table and Grants of Plan-Based Awards Table” for a description of the employment agreements we have entered with each of our NEOs. The purpose of the annual retention bonuses is to incentivize such NEOs to continue their employment with us and to promote stability among our leadership team. Annual retention bonuses are paid on December 31st of each calendar year. For the year ended December 31, 2014, we awarded annual retention bonuses, grossed-up for the payment of taxes, to the following NEOs in the amounts listed below:

Name	% of Base Salary Earned	Annual Retention Bonus		Gross-Up	Total Annual Retention Bonus
Ron B. Hill	75%	$825,000		$596,189	$1,421,189
John A. Goodman	75%	825,000	(1)	596,189	1,421,189
Cari T. Shyiak	50%	225,000		162,596	387,596

(1)

The annual retention bonus paid to Mr. Goodman was based upon his annual base salary prior to its reduction in September 2014. For additional information regarding Mr. Goodman’s annual base salary, see “Executive Compensation—Compensation Discussion and Analysis—Elements of Our Compensation Program and Our Determination of Compensation Levels—Base Salary.”

Ernest Carey’s employment agreement entitles him to a retention bonus.

Discretionary Bonuses.

In addition, we have historically awarded discretionary bonuses to our NEOs. In recognition of his performance during the year ended December 31, 2014, the Board of Directors awarded discretionary cash bonuses to the following NEO in the amount listed below, including the tax gross-up thereon:

Name	Discretionary Bonus		Gross-Up	Total Discretionary Bonus
Geoffrey W. Miller	100,000	(1)	—	100,000

(1)	Paid in 2015 in respect of his performance in 2014.

In February of 2015 we awarded John Goodman a discretionary bonus of $950,000 in respect to his contributions to business development.

Sign-On Bonuses.

From time to time, we may pay sign-on bonuses to aid in the recruitment of key employees. During 2014, in connection with the appointment of Mr. Holmes as our CFO and the appointment of Mr. Carey as our COO, we paid each of Messrs. Holmes and Carey a sign-on bonus of $80,000. We set these bonuses at a level to ensure that we attract highly skilled executives to the Company and to compensate executives for the lost value of their prior compensation arrangements with their former employers.

Equity-Based Awards

We believe that successful performance over the long term is aided by the use of equity-based awards, which create an ownership culture among our executive officers that provides an incentive to contribute to the continued growth and development of our business.

On December 29, 2008, we adopted the Goodman Networks Incorporated 2008 Long-Term Incentive Plan, or the 2008 Plan. The 2008 Plan is intended to enable us to remain competitive and innovative in our ability to attract, motivate, reward, and retain the services of key employees, key contractors and outside directors. The 2008 Plan allows for the grant of non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights and other awards that may be granted singly, in combination or in tandem. The 2008 Plan provides flexibility to our compensation methods in order to adapt the compensation of key employees and outside directors to a changing business environment. Subject to certain adjustments, the maximum number of shares of our common stock that may be delivered pursuant to awards under the 2008 Plan is 1,000,000 shares. As of March 31, 2015, 540,166 shares remain available for grant pursuant to awards under the 2008 Plan.

Awards under the 2008 Plan are administered by the Board of Directors. No awards were made to our NEOs under the 2008 Plan in the fiscal year ended December 31, 2014. However, during 2014, in connection with the appointment of Craig Holmes as CFO and the appointment of Ernest Carey as COO, and subject to the approval of the Board of Directors, we agreed to award Mr. Holmes and Mr. Carey options representing the right to purchase 10,000 shares of common stock and 12,500 shares of common stock, respectively, at an exercise price equal to the fair market value of a share of common stock on the date of grant under the 2008 Plan. As of March 31, 2015, we have not issued the awards described above to Messrs. Holmes or Carey and, based on Mr. Holmes’ resignation from his position as Chief Financial Officer, we do not intend to issue such award to Mr. Holmes in the future.

We also have awards outstanding under the Goodman Networks, Incorporated 2000 Equity Incentive Plan, or the 2000 Plan, which was adopted in October 2000 and expired in 2010. As of March 31, 2015, 70,899 shares may be issued pursuant to outstanding awards of stock options to employees and directors, but no additional grants may be made under the 2000 Plan. Additionally, on April 8, 2014, the Board of Directors adopted the 2014 Long-Term Incentive Plan, or the 2014 Plan, to be effective upon the date of a public offering of our common stock, or an IPO. The Board of Directors also resolved that, effective upon an IPO, the 2008 Plan will cease to be available for future issuances of awards but will remain in effect for awards that are outstanding under the 2008 Plan. Subject to certain adjustments, the maximum number of shares that may be delivered pursuant to awards under the 2014 Plan is a number equal to 10% of the outstanding shares of our common stock on the closing date of an IPO.

Retirement, Health and Welfare Benefits

We offer a variety of health and welfare programs to all eligible employees, including the NEOs other than Mr. Miller, whose benefits were provided by Tatum. The health and welfare programs are intended to protect employees against catastrophic loss and encourage a healthy lifestyle. Our health and welfare programs include medical, pharmacy, dental, disability and life insurance. We also have a 401(k) plan for all full time employees, including the NEOs other than Mr. Miller, in which we match 50% of the first 8% of base salary deferred by our employees. Beginning January 1, 2015, our 401(k) plan was amended such that we now match 100% of the first 3% of base salary deferred by our employees and 50% of the next 2% of base salary deferred by our employees.

Severance and Change of Control Benefits

We have entered into employment agreements with each of our NEOs other than Mr. Miller that provide for payments upon termination of the executive’s employment with us in certain circumstances, including a change of control. In addition, the vesting of certain equity awards under the 2008 Plan and the 2000 Plan accelerates upon a change of control. See “Executive Compensation—Compensation Information—Potential Payments upon Termination or Change of Control.”

We believe that the “single trigger” change of control provisions in the employment agreements as well as the equity incentive plans is appropriate for the following reasons:

•	to be competitive with what we believe to be the standards for payments upon a “change in control;”
•

with regard to equity, employees who remain after a “change in control” are treated the same as the general shareholders who could sell or otherwise transfer their equity upon a “change in control;” and

•	because we would not exist in our present form after a “change in control,” NEOs should not be required to have their compensation dependent on the new company.

During the year ended December 31, 2014 and the first quarter of 2015, we entered into separation and release agreements with Messrs. Pickett and Goodman. These separation and release agreements generally provide such executives with additional severance benefits in exchange for, among other things, (i) such executives agreeing to extend the duration of their non-competition periods and (ii) executing a general release in our favor. For additional information regarding our separation and release agreements, see “Executive Compensation—Compensation Information—Narrative Disclosure Regarding Summary Compensation Table and Grants of Plan-Based Awards Table.”

Perquisites

We also compensate our NEOs with perquisites, which we provide to offer additional incentives for our executives to continue their employment with us and to remain competitive in the general marketplace for executive talent. We have a practice of reimbursing each of our executive officers for any expenses related to out-of-pocket medical, dental, vision and life insurance premiums. In accordance with our view that our executive officers are critical to our performance, we also paid for health and country club membership dues during 2014 for Messrs. Hill, Goodman, Dumas and Shyiak to help maintain the health and fitness of such executives. Additionally, we paid for financial planning services for each of Messrs. Hill, Goodman, Shyiak and Pickett, which we believe enabled such executives to perform their job responsibilities with fewer distractions. In order to ensure that we maintain key employees, we sponsor an executive relocation policy and we typically reimburse NEOs who are required to relocate in connection their employment with us, although we did not pay any such relocation benefits to our NEOs during 2014.

Historically, pursuant to our employment agreements with Messrs. Hill, Goodman, Dumas, Shyiak and Mandel, it has been our policy to provide such executives with leased automobiles for their business and personal use. During 2014, we discontinued this policy and bought out the leases of these automobiles and transferred the respective titles of such automobiles to such executives. Additionally, we paid all of the fees required to effectuate the title transfers. The following table reflects the payments that we made in 2014 to purchase the leased automobiles for such executives, including the payments made to effectuate the title transfers (before associated gross-ups for the payment of taxes):

Name	Leased Automobile Purchase Payment
Ron B. Hill	$95,281.54	(1)
John A. Goodman	20,097.31
Randal S. Dumas	19,952.78
Cari T. Shyiak	9,370.00

(1)

Includes (i) a payment of $13,881.54 paid to buy out the lease of Mr. Hill’s automobile, including the payments made in connection with the transfer of the title to Mr. Hill, and (ii) a payment of $81,400 in lieu of the Company leasing a second automobile for Mr. Hill’s use for which he was otherwise entitled pursuant to his employment agreement.

We make a gross-up payment to each of our NEOs for the amount of taxes attributable to the foregoing perquisites.

How Elements of Our Compensation Program Are Related to Each Other

We view the various components of compensation as related but distinct with a meaningful portion of total compensation reflecting “pay for performance.” We do not have any formal or informal policies or guidelines for allocating compensation between long-term and currently paid out compensation or between cash or non-cash compensation.

Accounting and Tax Considerations

Under Section 162(m) of the Code, a limitation is placed on tax deductions of any publicly held corporation for individual compensation to certain executives of such corporation exceeding $1.0 million in any taxable year, unless the compensation is performance based. Since we have not been a publicly held company, Section 162(m) has not applied to us, and there is an exception to this deductibility limitation for a specified period of time in the case of companies that become publicly held.

Compensation Committee Report

The Board of Directors has reviewed and discussed the Compensation Discussion and Analysis section required by Item 402(b) of Regulation S-K with management. Based on such review and discussion, the Board of Directors recommended the Compensation Discussion and Analysis section be included in this Annual Report.

THE BOARD OF DIRECTORS

Ron B. Hill
J. Samuel Crowley
Steven L. Elfman
John A. Goodman
Larry Haynes

Compensation Information

Summary Compensation Table

The following table sets forth information concerning the total compensation received by, or earned by, our NEOs during the past fiscal year. This table and the accompanying narrative should be read in conjunction with the Compensation Discussion and Analysis, which sets forth the objectives and other information concerning our executive compensation program.

Summary Compensation Table

Fiscal Year 2014

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards (1) ($)		Option Awards (1) ($)		Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Ron B. Hill (President and CEO) (2)	2014	$1,031,015	(3)	$1,595,000	(4)	—		—		—	—	$779,877	(5)	$3,405,892
	2013	652,500		942,500	(6)	$2,481,000	(7)	$2,314,478		—	—	2,210,343		8,600,821
	2012	602,884		2,462,500	(8)	2,481,000	(9)	—		—	—	1,893,888		7,440,272
John A. Goodman (Executive Chairman) (10)	2014	1,002,115		1,875,000	(11)	—		—				831,370	(12)	3,708,485
	2013	752,885		1,087,500	(13)	—		2,314,478		—	—	515,127		4,669,990
	2012	703,269		1,687,500	(14)	—		—		—	—	428,660		2,819,429
Craig E. Holmes (CFO) (15)	2014	30,962		80,000	(16)	—		—		—	—	—		110,962
Geoffrey Miller (Former interim CFO) (15)	2014	343,112	(17)	100,000		—		—		—	—	—		443,112
Randal S. Dumas (Former CFO) (15)	2014	163,773		—		—		—		—	—	63,008	(18)	226,781
	2013	280,000		140,000	(19)	—		810,137	(20)	—	—	59,962		1,290,099
	2012	281,077		566,000	(21)	—		—		—	—	51,197		898,274
Ernest J. Carey (COO) (22)	2014	31,154		80,000	(16)	—		—		—	—	—		111,154
Cari T. Shyiak (President of Professional Services) (23)	2014	439,423		225,000	(24)	—		—		—	—	258,452	(25)	922,875
	2013	345,722		400,000	(26)	—		841,628		—	—	824,498		2,411,848
Scott E. Pickett (Former Chief Marketing Officer) (27)	2014	150,274		—		—		—		—	—	463,914	(28)	614,188
	2013	223,193		—		—		—		—	—	—		223,193
James L. Mandel (Former CEO of Multiband) (29)	2014	239,107		—		—		—		—	—	2,532		241,639

(1)

In accordance with SEC rules, this column reflects the aggregate fair value of the stock awards and option awards granted during the respective fiscal year computed as of their respective grant dates in accordance with Financial Accounting Standard Board Accounting Standards Codification Topic 718 for stock-based compensation transactions (ASC 718). Assumptions used in the calculation of these amounts are included in Note [7] to our consolidated financial statements for the year ended December 31, 2014, included elsewhere in this Annual Report on Form 10-K. These amounts do not reflect the actual economic value that will be realized by the NEO upon the vesting of the stock awards or option awards, the exercise of the option awards, or the sale of the common stock underlying such stock awards and option awards.

(2)

Mr. Hill served as both our President and COO until January 23, 2012, when Mr. Hill was appointed as our CEO in addition to his role as our President. Mr. Hill assumed the role of our principal executive officer on April 11, 2014.

(3)	Includes a cash payment of $81,400 in lieu of the Company leasing a second automobile for Mr. Hill’s use for which he was otherwise entitled pursuant to his employment agreement.
(4)

Represents a retention bonus of $825,000 paid pursuant to his employment agreement and a bonus of $770,000 awarded pursuant to the Bonus Plan to be paid in 2015 in respect of his performance during 2014.

(5)

Includes premiums paid for medical, dental and vision insurance; reimbursement of out-of-pocket medical expenses; health and country club dues paid; payments by the Company for the lease of a vehicle used by the executive (calculated on a percentage of mileage driven for personal use basis) and to buyout such lease and transfer the title of such vehicle to the executive; gross-ups for the payment of taxes in the aggregate amount of $703,723 on each of the foregoing, his retention bonus and the cash payment in lieu of the car allowance to which he was entitled pursuant to his employment agreement; and matching 401(k) contributions.

(6)	Represents a retention bonus of $487,500 paid pursuant to his employment agreement and a bonus of $455,000 awarded pursuant to the Bonus Plan in March 2014 in respect of his performance during 2013.
(7)	Represents the grant date fair value of 30,000 shares of stock, based upon a stock price of $82.70 per share, the appraised value of our common stock.
(8)

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
(10)

Mr. Goodman served as our CEO until January 23, 2012, when Mr. Goodman was appointed as our Executive Chairman. Mr. Goodman served as our principal executive officer until April 11, 2014, and, effective March 5, 2015, we entered into a separation and release agreement whereby we ended our employment relationship with Mr. Goodman as of February 15, 2015.

(11)

Represents (i) a retention bonus of $825,000 paid pursuant to his employment agreement, (ii) a bonus of $1,050,000 awarded pursuant to the Bonus Plan in February 2015 in respect of his performance during 2014.

(12)

Includes expenses paid for medical, dental and vision insurance, reimbursement of out-of pocket medical expenses; health and country club dues paid; payments for tax planning in the amount of $54,534; $35,720 paid by the Company for the lease of a vehicle used by the executive (calculated on a percentage of mileage driven for personal use basis) and to buyout such lease and transfer the title of such vehicle to the executive; gross-ups for the payment of taxes in the aggregate amount of $697,595 on the foregoing and on cash bonuses; and matching 401(k) contributions.

(13)	Represents a retention bonus of $562,500 paid pursuant to his employment agreement and a bonus of $525,000 awarded pursuant to the Bonus Plan in March 2014 in respect of his performance during 2013.
(14)

Represents a retention bonus of $562,500 paid upon execution of an amendment to his employment agreement and a bonus of $1,125,000 awarded pursuant to the Bonus Plan in April 2013 in respect of his performance during 2012.

(15)

Mr. Dumas served as our CFO until June 25, 2014. Effective June 26, 2014, Mr. Miller was appointed to serve as our interim CFO, and he served in such role until Mr. Holmes was appointed as our CFO effective December 2, 2014. Effective March 13, 2015, Mr. Holmes resigned from his position as our CFO and principal financial officer and, as a result, we reappointed Mr. Miller as our interim CFO and principal financial officer effective March 13, 2015.

(16)	Represents a sign-on bonus.
(17)

Represents amounts paid by us to SFN Professional Services LLC d/b/a Tatum, or Tatum, for Mr. Miller’s services. Pursuant to our services agreement with Tatum, we paid Tatum $300 per hour for Mr. Miller’s services during 2014.

(18)

Includes premiums paid for medical, dental and vision insurance, reimbursement of out-of pocket medical expenses; $26,806 paid by the Company for the lease of a vehicle used by the executive (calculated on a percentage of mileage driven for personal use basis) and to buyout such lease and transfer the title of such vehicle to the executive; gross-ups for the payment of taxes in the aggregate amount of $20,579 on the foregoing and on cash bonuses; and matching 401(k) contributions.

(19)	Represents a bonus of $140,000 awarded pursuant to the Bonus Plan in April 2014 in respect of his performance during 2013.
(20)	This award was forfeited by Mr. Dumas upon his resignation on June 25, 2014.
(21)	Includes a bonus of $140,000 awarded pursuant to the Bonus Plan in April 2013 in respect of his performance during 2012.
(22)	Mr. Carey began serving as our COO effective December 8, 2014.
(23)

Mr. Shyiak served as our COO from February 18, 2013 until December 8, 2014, at which time he began serving as our President of Professional Services as a result of Mr. Carey’s appointment as our COO. Although Mr. Shyiak’s primary duties have transitioned as a result of Mr. Carey’s appointment, we have not formally changed Mr. Shyiak’s job title. Accordingly, Messrs. Carey and Shyiak currently share the title of COO.

(24)

Represents a retention bonus of $225,000 paid pursuant to his employment agreement and a bonus of $225,000 awarded pursuant to the Bonus Plan to be paid in March 2015 in respect of his performance during 2014.

(25)

Includes reimbursement of out-of-pocket medical expenses; payments by the Company for the lease of a vehicle used by the executive (calculated on a percentage of mileage driven for personal use basis) and to buyout such lease and transfer the title of such vehicle to the executive; gross-ups for the payment of taxes in the amount of $199,137 on the foregoing and on a cash bonus; and matching 401(k) contributions.

(26)

Represents a retention bonus in the amount of $200,000 paid in October 2013 pursuant to his employment agreement and a bonus of $200,000 awarded pursuant to the Bonus Plan in March 2014 in respect of his performance during 2013.

(27)	Mr. Pickett served as our Chief Marketing Officer until he retired on August 1, 2014.
(28)

Includes reimbursement of out-of-pocket medical expenses; payments by the Company for the lease of a vehicle used by the executive (calculated on a percentage of mileage driven for personal use basis); gross-ups for the payment of taxes in the amount of $31,329 on the foregoing and on a cash bonus; cash severance payments in the amount of $373,946; $10,815 paid to buy out the lease of the vehicle used by Mr. Pickett during his employment, title to which was transferred to him pursuant to his severance agreement; and matching 401(k) contributions.

(29)	Mr. Mandel served as CEO of Multiband until July 1, 2014.

Grant of Plan-Based Awards

The following table sets forth each plan-based award granted to our NEOs during the year ended December 31, 2014.

Grants of Plan-Based Awards Table

Fiscal Year 2014

	Estimated Future Payouts Under Non-Equity Incentive Plan Awards
Name	Threshold	Target	Maximum
Ron B. Hill	$440,000	$770,000	$1,100,000
John A. Goodman	420,000	735,000	1,050,000
Randal S. Dumas	—	—	—
Cari T. Shyiak	157,500	225,000	315,000
Scott E. Pickett	—	—	—
James L. Mandel	—	—	—

Narrative Disclosure Regarding Summary Compensation Table and Grants of Plan-Based Awards Table.

We have entered into employment agreements with each of our NEOs, other than Mr. Miller, and we have entered into an interim services agreement with Tatum for Mr. Miller’s services. A description of each of these agreements follows.

Ron B. Hill

We entered into an amended and restated employment agreement with Mr. Hill effective February 1, 2013. The amended and restated employment agreement provided for a three (3) year term and a base salary of $650,000 per annum, subject to increase at the discretion of the Board of Directors. The amended and restated employment agreement also entitled Mr. Hill to receive benefits under our Executive Benefit Plan, cash bonuses under our Bonus Plan and an annual retention bonus equal to 75% of his base salary, grossed-up for the payment of taxes.

Effective April 11, 2014, we entered into an amended and restated employment agreement with Mr. Hill that provides for a term expiring on March 31, 2017. Mr. Hill’s current base salary is $1,100,000 and is subject to increase at the discretion of the Board of Directors. Under his current employment agreement, Mr. Hill is entitled to receive benefits under our Executive Benefit Plan, cash bonuses under our Bonus Plan, an annual retention bonus equal to 75% of his base salary, grossed-up for the payment of taxes and cash bonuses in the discretion of the Board of Directors. Mr. Hill is also eligible to receive an annual equity award in an amount to be determined by the Board of Directors.

John A. Goodman

We entered into an amended and restated employment agreement with Mr. Goodman effective February 1, 2013. The amended and restated employment agreement provided for a three (3) year term and a base salary of $750,000, subject to increase at the discretion of the Board of Directors. The amended and restated employment agreement also entitled Mr. Goodman to receive benefits under our Executive Benefit Plan, cash bonuses under our Bonus Plan and an annual retention bonus equal to 75% of his base salary, grossed-up for the payment of taxes.

Effective April 11, 2014, we entered into an amended and restated employment agreement with Mr. Goodman that provided for a term expiring on March 31, 2017. At the time his employment ended, Mr. Goodman’s base salary was $1,050,000 and was subject to increase at the discretion of the Board of Directors. Under his employment agreement, Mr. Goodman was entitled to receive benefits under our Executive Benefit Plan, cash bonuses under our Bonus Plan, an annual retention bonus equal to 75% of his base salary, grossed-up for the payment of taxes, and cash bonuses in the discretion of the Board of Directors. Mr. Goodman was also eligible to receive an annual equity award in an amount to be determined by the Board of Directors.

Effective March 5, 2015, we entered into a separation and release agreement with Mr. Goodman pursuant to which we ended our employment relationship with Mr. Goodman as of February 15, 2015. Pursuant to the agreement, we confirmed that Mr. Goodman would receive payments of $1,050,000 as a management bonus under the Bonus Plan. Mr. Goodman was also awarded a discretionary bonus of $950,000 paid in 2015 for his business development efforts.   For additional information about Mr. Goodman’s bonus under the Bonus Plan, please see “Executive Compensation—Compensation Discussion and Analysis—Elements of Our Compensation Program and Our Determination of Compensation Levels—Bonuses—Bonus Plan.” We also agreed to pay Mr. Goodman severance of, among other things, thirty-six (36) months base salary, the first $1,000,000 of which is payable in four (4) equal quarterly payments and the remaining amount of which is payable in nine (9) equal monthly payments after the initial $1,000,000 is paid. In exchange for the consideration described above, Mr. Goodman agreed that, among other things, he had been paid all remuneration that we owed him. Mr. Goodman also agreed to extend the duration of his employment agreement’s non-competition period and granted a general release in our favor.

Mr. Goodman’s separation and release agreement also provides him with a one-time put right to sell us up to $2,700,000 of his equity interests in the Company, based on the fair market value of such equity interests on the date the put right is exercised, with such fair market value being determined by the Board of Directors in its good faith discretion. The put right is subject to several limitations, including, among other things, compliance with the terms of our Indenture. Additionally, Mr. Goodman agreed to grant us a one-time call right to purchase from Mr. Goodman up to $2,700,000 of his equity interests in the Company, based on the fair market value of such equity interests on the date the call right is exercised, with such fair market value being determined by the Board of Directors in its good faith discretion. The call right is subject to several limitations, including, among other things, compliance with the terms of our Indenture.

Craig E. Holmes

On December 2, 2014, we entered into an employment agreement with Mr. Holmes. Mr. Holmes’ employment agreement provided for an initial one (1) year term and automatic renewals thereafter for successive one (1) year terms, unless earlier terminated. At the time his employment ended, Mr. Holmes’ base salary was $350,000 and was subject to increase at the discretion of our CEO or the Board of Directors. Mr. Holmes’ employment agreement also provides that Mr. Holmes’ was entitled to receive benefits under our Executive Benefit Plan and cash bonuses under our Bonus Plan.

Geoffrey W. Miller

Mr. Miller is an employee of Tatum, an executive services firm. We entered into an addendum to an interim services agreement with Tatum on June 17, 2014, whereby we agreed to pay Tatum in return for Mr. Miller’s service as our interim CFO. Pursuant to the terms of the interim services agreement, we paid Tatum $300 per hour for each hour that Mr. Miller worked for us during 2014 and agreed to reimburse Tatum for all of Mr. Miller’s travel and out of pocket expenses. Effective February 16, 2015, Mr. Miller’s rate decreased to $250 per hour. Tatum compensates Mr. Miller directly for his services.

Randal S. Dumas

We entered into an employment agreement with Mr. Dumas that was effective as of January 1, 2012. Mr. Dumas’ employment agreement provided for an initial two (2) year term and automatic renewals thereafter for successive terms of one (1) year, unless earlier terminated. At the time his employment ended, Mr. Dumas’ base salary was $375,000 and was subject to increase in the discretion of our CEO or our COO. Mr. Dumas was also entitled to receive benefits under our Executive Benefit Plan and cash bonuses under our Bonus Plan.

Ernest J. Carey

On December 8, 2014, we entered into an employment agreement with Mr. Carey. Mr. Carey’s employment agreement provides for an initial one (1) year term and automatic renewals thereafter for successive one (1) year terms, unless earlier terminated. Mr. Carey’s current base salary is $450,000 and is subject to increase at the discretion of our CEO or the Board of Directors. Mr. Carey’s employment agreement also provides that Mr. Carey is entitled to receive benefits under our Executive Benefit Plan, cash bonuses under our Bonus Plan and an annual retention bonus equal to 50% of his base salary, grossed-up for the payment of taxes.

Cari T. Shyiak

We entered into an employment agreement with Mr. Shyiak on February 18, 2013. Mr. Shyiak’s employment agreement provides for a three (3) year term and automatic renewals thereafter for successive one (1) year terms, unless earlier terminated. Mr. Shyiak’s current base salary is $450,000 and is subject to increase at the discretion of our CEO. Mr. Shyiak’s employment agreement also provides that Mr. Shyiak is entitled to receive benefits under our Executive Benefit Plan, cash bonuses under our Bonus Plan and an annual retention bonus equal to 50% of his base salary, grossed-up for the payment of taxes.

Scott E. Pickett

We entered into an employment agreement with Mr. Pickett on September 10, 2007 that was subsequently amended. The agreement did not specify a termination date, however, it allowed either Mr. Pickett or us to terminate Mr. Pickett’s employment at any time. At the time his employment ended, Mr. Pickett’s base salary was $270,000.

Mr. Pickett’s employment agreement also entitled him to receive benefits under our Executive Benefit Plan and cash bonuses under our Bonus Plan.

Effective August 1, 2014, we entered into a separation and release agreement with Mr. Pickett in connection with his resignation. Pursuant to the agreement, we agreed to pay Mr. Pickett severance of, among other things, (i) $540,000, payable over twenty-four (24) months on our regular payroll days and (ii) $275,292, payable as a lump sum. We also agreed to transfer the title of an automobile to Mr. Pickett that we previously leased to him for his personal and business use. In exchange for the consideration described above, Mr. Pickett agreed that, among other things, he had been paid all remuneration that we owed him. Mr. Pickett also agreed to extend the duration of his employment agreement’s non-competition period and granted a general release in our favor.

James L. Mandel

We entered into an employment agreement with Mr. Mandel on May 16, 2013. Mr. Mandel’s employment agreement provided for a three (3) year term and automatic renewals thereafter for successive one (1) year terms, unless earlier terminated. At the time his employment ended, Mr. Mandel’s base salary was $575,000 and was subject to increase at the discretion of the Chairman of our Board of Directors. Mr. Mandel was also entitled to receive benefits under our Executive Benefit Plan, cash bonuses under our Bonus Plan and an annual retention bonus equal to 50% of his base salary, grossed-up for the payment of taxes.

For information regarding the payments to be made to our NEOs in the event of a termination of employment and/or a “change in control,” see “Executive Compensation—Compensation Information—Potential Payments Upon Termination or Change in Control.”

Outstanding Equity Awards at Fiscal Year End

The following table summarizes the total outstanding equity awards as of December 31, 2014, for each NEO.

Outstanding Equity Awards at Fiscal Year End

Fiscal Year 2014

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Ron B. Hill	34,399	(1)	—	$9.16	07/31/2018
	55,000	(2)		82.70	02/12/2023

John A. Goodman	60,000	(3)	—	26.12	06/24/2019
	55,000	(2)		82.70	02/12/2023

Cari T. Shyiak	20,000	(4)	—	26.12	05/17/2020
	20,000	(2)		82.70	02/12/2023

(1)

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

Option Exercises and Stock Vested in 2014

None of our NEOs exercised any stock options or had a stock award vest during the fiscal year ended December 31, 2014.

Pension Benefits

As of December 31, 2014, we did not have any plan that provided for payments or other benefits at, following, or in connection with retirement of any of our NEOs.

Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans

As of December 31, 2014, we did not have any defined contribution or other plan that provided for the deferral of compensation of any of our NEOs on a basis that is not tax-qualified.

Potential Payments upon Termination or Change in Control

Equity Compensation Plans

Pursuant to the terms of the form of option award agreements under the 2000 Plan, all unvested options vest immediately prior to the effective date of a change of control. A “change of control” is defined under the 2000 Plan as any of the following:

(i)	at least fifty percent (50%) of the members of the Board of Directors are replaced;
(ii)	the shareholders of the Company approve any plan or proposal for the liquidation or dissolution of the Company;
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

provided, however, that a transaction described in clause (iii) or (iv) shall not constitute a change of control if after such transaction (I) Continuing Directors (as defined herein) constitute at least fifty percent (50%) of the members of the board of directors of the continuing, surviving or acquiring entity, as the case may be, or, if such entity has a parent entity directly or indirectly holding at least a majority of the voting power of the voting securities of the continuing, surviving or acquiring entity, Continuing Directors constitute at least fifty percent (50%) of the members of the board of directors of the entity that is the ultimate parent of the continuing, surviving or acquiring entity, and (II) the continuing, surviving or acquiring entity (or the ultimate parent of such continuing, surviving or acquiring entity) assumes all outstanding stock options under the 2000 Plan. For the purpose of this paragraph, “Continuing Directors” means Board of Directors members who (x) at the effective date of the 2000 Plan were directors or (y) become directors after the effective date of the 2000 Plan and whose election or nomination for election by the Company’s shareholders was approved by a vote of a majority of the directors then in office who were directors at the effective date of the 2000 Plan or whose election or nomination for election was previously so approved.

The form of option award agreement under the 2008 Plan also provides for vesting of unvested options immediately prior to the effective date of a change in control. The definition of a “change in control” under the 2008 Plan is the same as the definition of a “change of control” under the 2000 Plan. However, the 2008 Plan also provides that in the event an award issued under the 2008 Plan is subject to Section 409A of the Code, then an event shall not constitute a “change in control” for purposes of such award unless the event also constitutes a change in the Company’s ownership, its effective control or the ownership of a substantial portion of its assets within the meaning of Section 409A of the Code.

Employment Agreements

As described under “Executive Compensation—Compensation Information —Narrative Disclosure Regarding Summary Compensation Table and Grants of Plan-Based Awards Table,” each of our NEOs other than Mr. Miller is or was party to an employment agreement that provides for payments to the NEOs if any of the following occurs:

(i)	the employee is terminated by the Company without “cause;”

(ii)	the employee terminates his employment for “good reason.”

Upon a termination of the employee by the Company without “cause,” by the employee for “good reason” or upon a “change of control,” Messrs. Hill and Goodman, assuming Mr. Goodman was still employed by us, would be owed thirty-six (36) months’ base salary, Mr. Shyiak would be owed the base salary for the remainder of the term of his employment agreement, but in any case, no less than eighteen (18) months’ base salary, Mr. Holmes, assuming he was still employed by us, would be owed twelve (12) months’ base salary and Mr. Carey would be owed six (6) months’ base salary. Additionally, assuming that Messrs. Dumas, Pickett and Mandel were still employed by us and a termination occurred without “cause,” by the employee for “good reason” or upon a “change of control,” Messrs. Dumas, Pickett and Mandel would be owed eighteen (18) months’ base salary, and in the event that Mr. Mandel’s termination occurred within the twelve (12) months following our acquisition of Multiband, he would be entitled to an additional payment of $1,400,000. Further, Messrs. Hill and Goodman would be owed their retention bonuses, and each of our NEOs, other than Mr. Miller, would be owed a bonus under the Bonus Plan, with any such retention bonuses or bonuses under the Bonus Plan prorated for the number of days elapsed during the current year upon termination by us without “cause,” by the employee for “good reason” upon a “change of control” or upon death, assuming such NEO was employed by us at the time of termination. However, such bonus is only owed to Messrs. Carey or Shyiak if termination occurs on or after April 1.

For purposes of termination payments based upon termination by the Company without cause, “cause” is defined in Messrs. Hill’s and Goodman’s respective employment agreements as any of the following:

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

For purposes of termination payments based upon termination by the Company without cause, “cause” is defined in Messrs. Holmes’, Dumas’, Carey’s, Shyiak’s, Pickett’s and Mandel’s respective employment agreements as any of the following:

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

Mr. Pickett’s former employment agreement further provides that “cause” also includes a failure by the employee to carry out, or comply with, in any material respect any directive of the CEO or the Board of Directors, consistent with the terms of his employment agreement, which is not remedied within thirty (30) days after receipt of written notice from the Company specifying such failure.

For purposes of termination payments based upon termination by the employee for good reason, “good reason” is generally defined in Messrs. Hill’s and Goodman’s respective employment agreements as any of the following:

(i)	any diminution in the executive’s title or material diminution in his duties thereunder;
(ii)	any reduction in the executive’s base salary and/or an alteration in the benefits provided to the executive unless such alteration is applied to all employees;
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

(iv)	a forced relocation of the executive beyond a certain distance;
(v)	a material breach of the employment agreement by the Company;
(vi)	the failure of any Company successor to assume their employment agreements; or
(vii)	any requirement that the executive report to someone other than the Board of Directors.

For purposes of termination payments based upon termination by the employee for good reason, “good reason” is generally defined in Messrs. Holmes’, Dumas’, Carey’s, Shyiak’s, Pickett’s and Mandel’s respective employment agreements as any of the following:

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

(iv)	a forced relocation of the executive beyond a certain distance; or
(v)	the issuance of the Company’s common stock to the public, excluding an initial public offering.

The former employment agreements of Messrs. Pickett and Mandel also provide that a material breach of their respective employment agreements by us constitutes “good reason.”

The following table estimates the payments and benefits that would be paid to each NEO that is currently employed by us under each element of our compensation program assuming that such NEO’s employment agreement was in effect as of December 31, 2014 and was terminated on December 31, 2014, the last day of our 2014 fiscal year. In the case of accelerated stock options, such amounts were based on the difference between the fair market value of a share of our common stock on the date of grant and an estimate of the fair market value of our common stock of $104.89 per share as of December 31, 2014. The amounts in the following table are calculated as of December 31, 2014 pursuant to SEC rules and are not intended to reflect actual payments that may be made. Actual payments that may be made will be based on the dates and circumstances of the applicable event.

Named Executive Officer	Category of Payment	Termination upon Non- Renewal by the Company	Termination Without Cause or Termination by the Employee for Good Reason		Termination Due to Death	Termination Upon Change of Control
Ron B. Hill	Cash Severance(1) (2)	—	$3,300,000	(3)	—	$3,300,000	(3)
	Accrued Bonus (4) (5)	—	—		—	—
	Vesting Options	—	—		—	813,641
	Total:	—	$3,300,000		—	$4,113,641
John A. Goodman	Cash Severance(1) (2)	—	$3,150,000	(3)	—	$3,150,000	(3)
	Accrued Bonus (4) (5)	—	—		—	—
	Vesting Options	—	—		—	813,641
	Total:	—	$3,300,000		—	$3,963,641
Geoffrey W. Miller	Cash Severance	—	—		—	—
	Accrued Bonus	—	—		—	—
	Vesting Options	—	—		—	—
	Total:	—	—		—	—
Ernest J. Carey	Cash Severance(1) (6)	—	$225,000	(7)	—	$225,000	(7)
	Accrued Bonus (4)	—	—		—	—
	Vesting Options	—	—		—	—
	Total:	—	$225,000		—	$225,000
Cari T. Shyiak	Cash Severance(1) (6)	—	$675,000	(8)	—	$675,000	(8)
	Accrued Bonus (4)	—	—		—	—
	Vesting Options	—	—		—	147,941
	Total:	—	$675,000		—	$822,941

(1)	Excludes (i) earned but unpaid base salary earned through the termination date and (ii) any unreimbursed business expenses through the termination date.
(2)	The first $1,000,000 is payable in four (4) equal quarterly payments. The remaining amount is payable in nine (9) equal monthly payments after the initial $1,000,000 is paid.
(3)	Represents thirty-six (36) months’ base salary.
(4)

Under their respective employment agreements, in the event of a termination, Messrs. Hill, Goodman, Carey and Shyiak are generally entitled to their respective bonuses payable pursuant to the Bonus Plan. However, we did not achieve the minimum criteria necessary to pay bonuses under the Bonus Plan for the year ended December 31, 2014. Accordingly, in the event of a termination, such executives would not be entitled to receive a bonus under the Bonus Plan for 2014 except in the discretion of the Board of Directors.

(5)

Excludes annual retention bonuses of $825,000 paid to each of Messrs. Hill and Goodman on December 31, 2014. Pursuant to their respective employment agreements, Messrs. Hill and Goodman would be entitled to a prorated portion of such bonus upon a termination occurring at any time in the year earlier than December 31, 2014.

(6)	Payable according to the Company’s normal payroll practices, beginning on the first payroll date following the sixtieth (60th) day after termination.
(7)	Represents six (6) months’ base salary.
(8)	Represents eighteen (18) months’ base salary.

During the year ended December 31, 2014 and the first quarter of 2015, Messrs. Dumas and Holmes resigned from their positions without “good reason” and Mr. Mandel was terminated from his position. Pursuant to the respective employment agreements of such executives, following a resignation without “good reason” and under the circumstances of Mr. Mandel’s termination, Messrs. Dumas, Holmes and Mandel were entitled to their earned base salary and any unreimbursed business expenses through the effective date of their resignations.

During the year ended December 31, 2014 and the first quarter of 2015, we entered into separation and release agreements with Messrs. Goodman and Pickett pursuant to which we ended our employment relationships with such executives. For additional information regarding our separation and release agreements with Messrs. Goodman and Pickett, see “Executive Compensation—Compensation Information—Narrative Disclosure Regarding Summary Compensation Table and Grants of Plan-Based Awards Table.”

Compensation of Directors

Compensation of Directors Table

Fiscal Year 2014

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Ron B. Hill	—	—	—	—	—	—	—
John A. Goodman	—	—	—	—	—	—	—
Jason Goodman (1)	—	—	—	—	—	—	—
Jonathan Goodman (1)	—	—	—	—	—	—	—
Joseph Goodman (1)	—	—	—	—	—	—	—
J. Samuel Crowley (2)	$135,000	—	—	—	—	—	$135,000
Steven L. Elfman (2)	125,000	—	—	—	—	—	125,000
Larry J. Haynes (2)	127,000	—	—	—	—	—	127,000

(1)	Each of Messrs. Jason Goodman, Jonathan Goodman and Joseph Goodman resigned from the Board of Directors effective April 11, 2014.
(2)

In connection with the resignations of Messrs. Jason Goodman, Jonathan Goodman and Joseph Goodman, each of Messrs. Crowley, Elfman and Haynes were appointed to the Board of Directors effective April 11, 2014.

On March 28, 2014, the Board of Directors adopted a policy for compensation of non-employee directors. Under this policy, each non-employee director receives an annual cash retainer of $140,000, $2,500 for each in-person Board of Directors meeting attended, $500 for any such meeting attended remotely and reimbursement for out of pocket expenses. Prior to the adoption of this policy, none of our directors, including employee directors, received any compensation from us for their service on the Board of Directors.

Compensation Committee Interlocks and Insider Participation

During 2014, the Company did not have a compensation committee or any other committee performing equivalent functions of a compensation committee, and each member of the Board of Directors participated in deliberations concerning executive officer compensation. Additionally, each member of the Board of Directors was employed by the Company at the time of such member’s service on the Board of Directors, except for Messrs. Crowley, Elfman and Haynes.

As of December 31, 2014, none of our executive officers served as a member of the board of directors or compensation committee of another entity that has an executive officer who served on our Board of Directors. In addition, as of such date, no member of our Board of Directors serves as an executive officer of a company in which one of our executive officers served as a member of the board of directors or compensation committee of that company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table and accompanying footnotes set forth as of March 30, 2015, certain information regarding the beneficial ownership of the shares of our common stock by: (i) each of our named executive officers with respect to the year ended December 31, 2014 and each member of our Board of Directors; (ii) all of our directors and executive officers as a group (iii) each person who is known by us to own beneficially more than five percent (5%) of each class of equity securities; and (iv) each of the selling stockholders. Except as otherwise indicated, the beneficial owners listed in the table below have sole voting and investment powers with respect to the shares indicated, and the address for each beneficial owner is c/o Goodman Networks Incorporated, 6400 International Parkway, Suite 1000, Plano, Texas 75093. The applicable percentage ownership is based on 912,754 shares of our common stock issued as of March 30, 2015.

Name of Beneficial Owner	Common Stock Beneficially Owned (1)
	Shares		%
Named Executive Officers and Directors:
J. Samuel Crowley	—		—
Steven L. Elfman	—		—
John A. Goodman	418,244	(2)	40.7%
Larry J. Haynes	—		—
Ron B. Hill	149,399	(3)	14.9%
Cari T. Shyiak	40,000	(4)	4.2%
Executive officers and directors as a group (8 persons)	607,643	(5)	52.5%
5% Shareholders:
Alcatel-Lucent USA Inc.	47,528	(6)	5.2%
James Goodman	105,346	(7)	11.5%
Jason Goodman	173,650	(8)	18.2%
John Andrew Goodman 2012 Family Trust	50,000	(9)	5.5%
Jonathan Goodman	125,531	(8)	13.2%
Joseph Goodman	102,246	(8)	10.7%
Jimmy D. Hulett, Jr.	55,878	(10)	6.4%
James Jones	58,119	(11)	6.4%
Jacob Soni	80,000	(12)	8.8%

(1)

Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 under the Exchange Act, and is not necessarily indicative of beneficial ownership for any other purpose. The number of shares of common stock shown as beneficially owned includes shares of common stock issuable upon the exercise of options that are vested or that will become exercisable within 60 days of March 30, 2015. Shares of common stock issuable upon the exercise of options that are vested that will become exercisable within 60 days after March 30, 2015 are deemed outstanding for computing the percentage of the person or entity holding such securities but are not deemed outstanding for computing the percentage of any other person or entity.

(2)

Includes 115,000 shares of common stock issuable upon the exercise of options. Pursuant to the terms of his option to purchase 55,000 of such shares, following exercise, Mr. John Goodman would have the right to vote such shares but could only dispose of such shares to the extent they have vested. Also includes 176,621 shares of common stock over which Mr. John Goodman has limited voting power pursuant to proxy and voting agreements. Also includes 10,000 shares of common stock pledged by Mr. John Goodman as security.

(3)

Includes 89,399 shares of common stock issuable upon the exercise of options. Pursuant to the terms of his option to purchase 55,000 of such shares, following exercise, Mr. Hill would have the right to vote such shares but could only dispose of such shares to the extent they have vested.

(4)

Includes 40,000 shares of common stock issuable upon the exercise of options. Pursuant to the terms of the options to purchase 40,000 of such shares, following exercise, Mr. Shyiak would have the right to vote such shares but could only dispose of such shares to the extent they have vested.

(5)	Includes 6,000 shares of common stock pledged as security, in addition to the pledge described above.
(6)

Alcatel-Lucent USA Inc. has sole voting and dispositive power over 47,528 shares of common stock. The business address for Alcatel-Lucent USA Inc. is 600 Mountain Avenue, Murray Hill, New Jersey 07974.

(7)	Includes 84,378 shares of common stock pledged by Mr. James Goodman as security.
(8)

Includes 40,000 shares issuable upon the exercise of an option. Pursuant to the terms of the option to purchase 40,000 of such shares, following exercise, the optionholder would have the right to vote such shares but could only dispose of such shares to the extent they have vested.

(9)

Jacob Soni is the sole trustee of the John Andrew Goodman 2012 Family Trust and may be deemed to possess sole investment and dispositive power over the shares held by the trust. Such securities are also separately reported on this table as being beneficially owned by Jacob Soni.  The business address for the John Andrew Goodman 2012 Family Trust is [•].

(10)

Includes 2,500 shares of common stock issuable upon the exercise of an option. Pursuant to the terms of such option, following exercise, Mr. Hulett would have the right to vote such shares but could only dispose of such shares to the extent that they have vested. Also includes 18,137 shares of common stock held by the 2012 Joseph Mark Goodman Family Trust, 18,137 shares of common stock held by the 2012 Gabriela Sutto Goodman Family Trust and 12,804 shares of common stock held by the Joseph Mark Goodman 2012 Grantor Retained Annuity Trust. Mr. Hulett is the sole trustee of each of such trusts and may be deemed to possess sole investment and dispositive power over the shares held by each of such trusts.

(11)

Comprised of 22,000 shares of common stock held by the 2012 Jonathan Edward Goodman Family Trust, 14,119 shares of common stock held by the Jonathan Edward Goodman 2012 Grantor Retained Annuity Trust and 22,000 shares of common stock held by the Tracy Jones Goodman Family Trust. Mr. Jones is the sole trustee of each of such trusts and may be deemed to possess sole investment and dispositive power over the shares held by each of such trusts. The business address for Mr. Jones is [•].

(12)

Comprised of 15,881 shares of common stock held by the Cayenne Soni Goodman Family Trust, 14,119 shares of common stock held by the John A. Goodman Grantor Retained Annuity Trust and 50,000 shares of common stock held by the John Andrew Goodman 2012 Family Trust. Mr. Soni is the sole trustee of each of such trusts and may be deemed to possess sole investment and dispositive power over the shares held by each of such trusts. The shares of common stock held by the John Andrew Goodman 2012 Family Trust are also separately reported on this table as being beneficially owned by the John Andrew Goodman 2012 Family Trust. The business address for Mr. Soni is [•].

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

Goodman Brothers. Messrs. John Goodman, James Goodman, Jason Goodman, Jonathan Goodman and Joseph Goodman are brothers.

•	John Goodman. Mr. John Goodman is our Executive Chairman and holds more than 5% of our outstanding shares.
•	James Goodman. Mr. James Goodman holds more than 5% of our outstanding shares.
•	Jason Goodman. Mr. Jason Goodman holds more than 5% of our outstanding shares.
•	Jonathan Goodman. Mr. Jonathan Goodman holds more than 5% of our outstanding shares.
•	Joseph Goodman. Mr. Joseph Goodman holds more than 5% of our outstanding shares.

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

SEP Trust. Scott Pickett is our former Chief Marketing Officer and Executive Vice President of Strategic Planning and Mergers and Acquisitions. Mr. Pickett and one of his family members are the sole trustees of the SEP Trust, and he shares voting and dispositive power over the shares of common stock held by the SEP Trust.

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

Advances

We had $231,200 and $55,018 in non-interest bearing advances due from Messrs. John Goodman and James Goodman, respectively, at December 31, 2011. Messrs. John Goodman and James Goodman were repaying the advances at a rate of $200 a month through payroll deductions with balloon payments for balances due April 2013, respectively. Messrs. John Goodman and James Goodman agreed to pay 100% of the balance upon the occurrence of a liquidity event and 5% of any annual bonus to reduce the principal amounts outstanding under the advances. During the years ended December 31, 2011, 2012 and 2013, the largest aggregate amounts outstanding under the advances for Messrs. John Goodman and James Goodman were $238,324, $230,800 and $0, and $57,418, $55,018 and $52,619, respectively. During the years ended December 31, 2011, 2012 and 2013, Messrs. John Goodman and James Goodman paid $7,124, $0 and $0, and $2,400, $2,400 and $2,400, respectively, towards the repayment of these advances. On April 28, 2012, the Company forgave $230,800, the remaining indebtedness owed by John Goodman on the advances. As of the year ended December 31, 2013 and 2014, $133,864 and $131,465, respectively, was outstanding under the advances for James Goodman.

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

Employment Agreements

We had employment agreements with each of James Goodman, Jason Goodman, Joseph Goodman and Jonathan Goodman during the years ended December 31, 2012, 2013 and 2014.

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

Effective April 11, 2014, we amended his employment agreement to provide for an annual equity award in an amount to be determined by the Board of Directors.

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

Effective April 11, 2014, we amended his employment agreement to provide for an annual equity award in an amount to be determined by the Board of Directors.

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

Effective April 11, 2014, we amended his employment agreement to provide for an annual equity award in an amount to be determined by the Board of Directors.

Separation Agreements

Effective March 5, 2015, the Company entered into a Separation Agreement and General Release Agreement with Mr. John A. Goodman under which the Company resolved all matters related to the Executive’s separation from employment with the Company without cause as of February 15, 2015, including all matters arising under the Second Amended and Restated Employment Agreement, by and between the Company and the Executive, effective as of April 11, 2014, as amended. The Executive is the beneficial owner of approximately 40.5% of the Company’s common stock as of March 5, 2015.

Pursuant to the agreement, Mr. Goodman will receive payments of $1,050,000 as a management bonus under the Bonus Plan that Mr. Goodman earned in respect to his performance during 2014 and a $950,000 a discretionary bonus paid in 2015 for his contributions to business development. Mr. Goodman will be paid severance of, among other things, thirty-six (36) months of his base salary, the first $1,000,000 of which is payable in four (4) equal quarterly payments and the remaining amount of which is payable in nine (9) equal monthly payments after the initial $1,000,000 is paid. Mr. Goodman agreed to extend the duration of his employment agreement’s non-competition period and granted a general release in our favor.

Mr. Goodman’s separation and release agreement also provides him with a one-time put right to sell us up to $2,700,000 of his equity interests in the Company, based on the fair market value of such equity interests on the date the put right is exercised, with such fair market value being determined by the Board of Directors in its good faith discretion. The put right is subject to several limitations, including, among other things, compliance with the terms of our Indenture. Additionally, Mr. Goodman agreed to grant us a one-time call right to purchase from Mr. Goodman up to $2,700,000 of his equity interests in the Company, based on the fair market value of such equity interests on the date the call right is exercised, with such fair market value being determined by the Board of Directors in its good faith discretion. The call right is subject to several limitations, including, among other things, compliance with the terms of our Indenture.

Other Related Party Transactions

We use a ranch owned by Goodman Brothers, LP to entertain employees and customers. Effective May 30, 2012, we entered into a five-year lease with Goodman Brothers, LP for the lease of the ranch. Pursuant to the lease, we pay a base rent of $156,000 per year. Prior to entering the lease agreement, we paid Goodman Brothers, LP on an event basis for the use of the ranch. For the years ended December 31, 2014, 2013 and 2012, we paid an aggregate of $156,000, $169,000 and $141,000 to Goodman Brothers, LP for the use of the ranch, respectively.

During 2013, we hired Genesis Networks Integration Services, LLC, a company substantially owned by James Goodman, or Genesis Networks, to provide, among other things, outsourced network monitoring and licensing, as well as services related to the trial use of a technician workforce automation system. During 2013, we incurred approximately $168,000 of expenses for such services. No expense was incurred as of December 31, 2014.

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

The Company and the Genesis Network’s negotiated an arrangement during the third quarter of 2014, whereby the Company agreed not to pursue any pledged collateral for a period of time not extending beyond May 5, 2016 (the “Forbearance Period”) in the event the line of credit is drawn upon in exchange for the related party’s pledge to the Company of 15,625 shares of Goodman Networks common stock.  In addition, the Company agreed to discharge and deem paid-in-full all obligations of the Genesis Network to the Company if on or prior to the end of the Forbearance Period, a cash payment to the Company was made in the amount of $1.5 million plus interest at a rate of 2.0% per annum from September 25, 2014. Pursuant to the agreement the Company agreed to instruct the lender to draw on the letter of credit. As a result of the agreement reached in the third quarter of 2014, the Company recorded other income of $1.5 million in the consolidated income statement and recorded the pledged stock as additional paid-in capital in the consolidated balance sheet.

On January, 16, 2015, the letter of credit was cancelled and settled in full for the outstanding $4.0 million. As such, the liability related to the guarantee was released on the respective date and the Company no longer maintains any exposure related to the letter of credit for the related party.

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

For the years ended December 31, 2014, 2013 and 2012, we received aggregate revenues of $42.6 million, $57.9 million and $55.0 million respectively, for work performed for Alcatel-Lucent.

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

Review, Approval or Ratification of Transactions with Related Parties

We have written policies governing conflicts of interest with our employees. In addition, we circulate director and executive officer questionnaires on an annual basis to identify potential conflicts of interest and related party transactions with such directors and officers. We require that our audit committee approve all related party transactions.

Item 14. Principal Accountant Fees and Services.

The following table shows the aggregate fees billed to the Company for professional services rendered by KPMG for the fiscal years ended December 31, 2012 and 2013:

	2013	2014
Audit Fees	$2,293,350	$2,252,850
Audit-Related Fees	502,210	342,845
Tax Fees	119,840	240,071
All Other Fees	17,740	-
Total Fees	$2,933,140	$2,835,766

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has of has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOODMAN NETWORKS INCORPORATED
Date: March 31, 2015	By:	/s/ Ron B. Hill
	Name:	Ron B. Hill
	Title:	Chief Executive Officer, President and Executive Chairman

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity in which Signed	Date
/s/ Ron B. Hill	Chief Executive Officer, President and Executive Chairman (Principal executive officer)	March 31, 2015
Ron B. Hill
/s/ John A. Goodman	Director	March 31, 2015
John A. Goodman
/s/ Geoffrey W. Miller	Interim Chief Financial Officer (Principal financial officer)	March 31, 2015
Geoffrey W. Miller
/s/ Joy L. Brawner	Chief Accounting Officer	March 31, 2015
Joy Brawner	(Principal accounting officer)
/s/ Larry J. Haynes	Director	March 31, 2015
Larry Haynes
/s/ J. Samuel Crowley	Director	March 31, 2015
J. Samuel Crowley
/s/ Steven Elfman	Director	March 31, 2015
Steven L. Elfman

Supplemental Information to Be Furnished with Reports Filed

Pursuant to Section 15(d) of the Exchange Act by Non-Reporting Issuers

1.	No annual report to security holders covering the Company’s last fiscal year has been sent as of the date of this report.
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

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed Herewith
2.1#	Asset Purchase Agreement, dated February 28, 2013, by and among Goodman Networks Incorporated, Cellular Specialties, Inc., and certain voting trustees and voting shareholders party thereto.	S-4	333-186684	2.1	April 26, 2013
2.2#	Agreement and Plan of Merger, dated as of May 21, 2013, by and among Goodman Networks Incorporated, Manatee Merger Sub Corporation and Multiband Corporation.	S-4	333-186684	2.2	June 11, 2013
2.3#	Asset Purchase Agreement, dated as of December 31, 2013, by and among Goodman Networks Incorporated, Multiband Corporation, Minnesota Digital Universe, Inc., Multiband Subscriber Services, Inc. and Multiband MDU Incorporated.	8-K	333-186684	2.1	January 7, 2014
3.1	Second Amended and Restated Articles of Incorporation of Goodman Networks Incorporated, as amended June 23, 2009.	S-4	333-186684	3.1	February 14, 2013
3.2	Second Amended and Restated Bylaws of Goodman Networks Incorporated, effective as of April 11, 2014.	S-1	333-195212	3.2	April 11, 2014
4.1	Indenture, dated as of June 23, 2011, by and between Goodman Networks Incorporated and Wells Fargo Bank, National Association, as Trustee.	S-4	333-186684	4.1	February 14, 2013
4.2	Form of 12.125% Senior Secured Notes due 2018.	S-4	333-186684	4.2	February 14, 2013
4.3	Intercreditor Agreement, dated as of June 23, 2011, by and among Goodman Networks Incorporated, PNC Bank, National Association, as Administrative Agent, and U.S. Bank National Association, as Collateral Trustee.	S-4	333-186684	4.4	February 14, 2013
4.4	Collateral Trust Agreement, dated as of June 23, 2011, by and among Goodman Networks Incorporated as Guarantors, Wells Fargo Bank, National Association, as Indenture Trustee, and U.S. Bank National Association, as Collateral Trustee.	S-4	333-186684	4.5	February 14, 2013
4.5	Pledge and Security Agreement, dated as of June 23, 2011, by and between Goodman Networks Incorporated as Grantor, and U.S. Bank National Association, as Collateral Trustee.	S-4	333-186684	4.6	February 14, 2013
4.6	Trademark Security Agreement, dated as of June 23, 2011, by and between Goodman Networks Incorporated, as Grantor, and U.S. Bank National Association as Collateral Trustee.	S-4	333-186684	4.7	February 14, 2013
4.7	First Supplemental Indenture, dated as of May 22, 2013, by and between Goodman Networks Incorporated and Wells Fargo Bank, National Association, as Trustee.	S-4	333-186684	4.8	June 11, 2013
4.8	First Amendment to Intercreditor Agreement, dated as of May 22, 2013, by and among Goodman Networks Incorporated, PNC Bank, National Association, as Administrative Agent, and U.S. Bank, National Association, as Collateral Trustee.	S-4	333-186684	4.9	June 11, 2013

4.9	Registration Rights Agreement, dated as of June 13, 2013, by and among Goodman Networks Incorporated, GNET Escrow Corp. and Jefferies LLC, as Initial Purchaser.	S-4	333-186684	4.10	October 24, 2013
4.10	Second Supplemental Indenture, dated as of September 30, 2013, by and among Goodman Networks Incorporated, Minnesota Digital Universe, Inc., Multiband Corporation, Multiband EWM, Inc., Multiband EWS, Inc., Multiband Field Services, Incorporated, Multiband MDU Incorporated, Multiband Special Purpose, LLC, Multiband Subscriber Services, Inc. and Wells Fargo Bank, National Association, as Trustee.	S-4	333-193125	4.11	December 30, 2013
10.1†	Customer Service Division Subcontract Agreement, dated as of September 30, 2001, by and between Goodman Networks Incorporated and ALCATEL USA Marketing, Inc.	S-4	333-186684	10.8	April 26, 2013
10.2†	Amendment No. 1 to Customer Service Division Subcontract Agreement, by and between Goodman Networks Incorporated and ALCATEL USA Marketing, Inc.	S-4	333-186684	10.9	April 26, 2013
10.3†	Amendment No. 2 to Customer Service Division Subcontract Agreement, dated as of March 8, 2002, by and between Goodman Networks Incorporated and ALCATEL USA Marketing, Inc.	S-4	333-186684	10.10	April 26, 2013
10.4†	Amendment No. 3 to Customer Service Division Subcontract Agreement, dated as of June 11, 2002, by and between Goodman Networks Incorporated and ALCATEL USA Marketing, Inc.	S-4	333-186684	10.11	April 26, 2013
10.5	Amendment No. 4 to Customer Service Division Subcontract Agreement, dated as of June 14, 2002, by and between Goodman Networks Incorporated and ALCATEL USA Marketing, Inc.	S-4	333-186684	10.12	April 26, 2013
10.6†	Amendment No. 5 to Customer Service Division Subcontract Agreement, dated as of August 19, 2002, by and between Goodman Networks Incorporated and ALCATEL USA Marketing, Inc.	S-4	333-186684	10.13	April 26, 2013
10.7†	Amendment No. 6 to Customer Service Division Subcontract Agreement, dated as of September 27, 2002, by and between Goodman Networks Incorporated and ALCATEL USA Marketing, Inc.	S-4	333-186684	10.14	April 26, 2013
10.8†	Amendment No. 7 to Customer Service Division Subcontract Agreement, dated as of November 26, 2002, by and between Goodman Networks Incorporated and ALCATEL USA Marketing, Inc.	S-4	333-186684	10.15	April 26, 2013
10.9†	Amendment No. 8 to Customer Service Division Subcontract Agreement, dated as of April 19, 2004, by and between Goodman Networks Incorporated and ALCATEL USA Marketing, Inc.	S-4	333-186684	10.16	April 26, 2013
10.10†	Amendment No. 9 to Customer Service Division Subcontract Agreement, dated as of June 28, 2004, by and between Goodman Networks Incorporated and ALCATEL USA Marketing, Inc.	S-4	333-186684	10.17	April 26, 2013
10.11†	Amendment No. 10 to Customer Service Division Subcontract Agreement, dated as of July 22, 2005, by and between Goodman Networks Incorporated and ALCATEL USA Marketing, Inc.	S-4	333-186684	10.18	April 26, 2013

10.12	Amended and Restated Revolving Credit and Security Agreement, dated as of June 23, 2011, by and between Goodman Networks Incorporated and PNC Bank, National Association, as Lender and Agent.	S-4	333-186684	10.19	February 14, 2013
10.13	Amended and Restated Revolving Credit Note, dated as of June 23, 2011, by and between Goodman Networks Incorporated and PNC Bank, National Association, as Agent.	S-4	333-186684	10.20	February 14, 2013
10.14	Amended and Restated Swing Note, dated as of June 23, 2011, by and between Goodman Networks Incorporated and Goodman Networks Incorporated and PNC Bank, National Association as Agent.	S-4	333-186684	10.21	February 14, 2013
10.15	Fifth Amended and Restated Shareholders’ Agreement, dated as of June 23, 2011, by and among Goodman Networks Incorporated and shareholders party thereto from time to time.	S-4	333-186684	10.22	February 14, 2013
10.16	First Amendment to Fifth Amended and Restated Shareholders’ Agreement, dated as of August 30, 2011, by and among Goodman Networks Incorporated and shareholders party thereto from time to time.	S-4	333-186684	10.23	February 14, 2013
10.17+	Executive Employment Agreement, dated as of January 1, 2012, by and between Goodman Networks Incorporated and Randal S. Dumas.	S-4	333-186684	10.27	February 14, 2013
10.18+	Amended and Restated Employment Agreement, dated as of February 1, 2013, by and between Goodman Networks Incorporated and Jason A. Goodman.	S-4	333-186684	10.28	February 14, 2013
10.19+	Amended and Restated Employment Agreement, dated as of February 1, 2013, by and between Goodman Networks Incorporated and Joseph M. Goodman.	S-4	333-186684	10.29	February 14, 2013
10.20+	Amended and Restated Employment Agreement, dated as of February 1, 2013, by and between Goodman Networks Incorporated and Jonathan E. Goodman.	S-4	333-186684	10.30	February 14, 2013
10.21+	Executive Employment Agreement, dated as of January 1, 2007, by and between Goodman Networks Incorporated and James E. Goodman.	S-4	333-186684	10.32	February 14, 2013
10.22+	First Amendment to Executive Employment Agreement, dated as of June 6, 2008, by and between Goodman Networks Incorporated and James E. Goodman.	S-4	333-186684	10.33	February 14, 2013
10.23+	Second Amendment to Executive Employment Agreement, dated as of July 15, 2008, by and between Goodman Networks Incorporated and James E. Goodman.	S-4	333-186684	10.34	February 14, 2013
10.24+	Third Amendment to Executive Employment Agreement, dated as of June 24, 2009, by and between Goodman Networks Incorporated and James E. Goodman.	S-4	333-186684	10.35	February 14, 2013
10.25+	Goodman Networks, Incorporated 2000 Equity Incentive Plan, dated as of October 2, 2000.	S-4	333-186684	10.36	February 14, 2013
10.26+	First Amendment to the Goodman Networks, Incorporated 2000 Equity Incentive Plan, dated as of June 24, 2009.	S-4	333-186684	10.37	February 14, 2013

10.27+	Nonqualified Stock Option Agreement under the Goodman Networks, Incorporated 2000 Equity Incentive Plan, dated as of June 24, 2009, by and between Goodman Networks Incorporated and John A. Goodman.	S-4	333-186684	10.38	February 14, 2013
10.28+	Nonqualified Stock Option Agreement under the Goodman Networks, Incorporated 2000 Equity Incentive Plan, dated as of July 31, 2008, by and between Goodman Networks Incorporated and Ron B. Hill.	S-4	333-186684	10.39	February 14, 2013
10.29+	First Amendment to the Nonqualified Stock Option Agreement under the Goodman Networks, Incorporated 2000 Equity Incentive Plan, dated as of June 24, 2009, by and between Goodman Networks Incorporated and Ron B. Hill.	S-4	333-186684	10.40	February 14, 2013
10.30+	Goodman Networks, Incorporated 2008 Long-Term Incentive Plan, dated as of December 29, 2008.	S-4	333-186684	10.41	February 14, 2013
10.31+	First Amendment to the Goodman Networks, Incorporated 2008 Long-Term Incentive Plan, dated as of June 24, 2009.	S-4	333-186684	10.42	February 14, 2013
10.32+	Second Amendment to the Goodman Networks, Incorporated 2008 Long-Term Incentive Plan, dated as of March 27, 2012.	S-4	333-186684	10.43	February 14, 2013
10.33+	Third Amendment to the Goodman Networks, Incorporated 2008 Long-Term Incentive Plan, dated as of February 12, 2013.	S-4	333-186684	10.44	February 14, 2013
10.34+	Form of Nonqualified Stock Option Agreement under the Goodman Networks, Incorporated 2008 Long-Term Incentive Plan.	S-4	333-186684	10.45	February 14, 2013
10.35+	Employee Stock Award under the Goodman Networks, Incorporated 2008 Long-Term Incentive Plan, dated as of December 31, 2012, by and between Goodman Networks Incorporated and Ron B. Hill.	S-4	333-186684	10.46	February 14, 2013
10.36+	Employee Stock Award under the Goodman Networks, Incorporated 2008 Long-Term Incentive Plan, dated as of January 7, 2013, by and between Goodman Networks Incorporated and Ron B. Hill.	S-4	333-186684	10.47	February 14, 2013
10.37+	Amended and Restated Goodman Networks Incorporated Executive Management Bonus Plan, dated as of January 1, 2009.	S-4	333-186684	10.48	February 14, 2013
10.38+	First Amendment to the Goodman Networks Incorporated Executive Management Bonus Plan, dated as of June 24, 2009.	S-4	333-186684	10.49	February 14, 2013
10.39+	Form of Indemnification Agreement executed by Messrs. John Goodman, Ron Hill, Jason Goodman, Jonathan Goodman, Joseph Goodman Randal Dumas, [Ernie Carey,] [Craig E. Holmes,] J. Samuel Crowley, Steven L. Elfman and Larry J. Haynes.	S-4	333-186684	10.50	February 14, 2013
10.40	Voting Agreement and Irrevocable Limited Proxy, dated as of June 24, 2009, by and among Goodman Networks Incorporated, John Goodman and William Darkwah.	S-4	333-186684	10.63	February 14, 2013
10.41	Form of Voting Agreement and Irrevocable Proxy by and among Goodman Networks Incorporated, John Goodman, and certain parties thereto.	S-4	333-193125	10.64	December 30, 2013

10.42+	Ranch Lease, dated as of May 30, 2012, by and between Goodman Networks Incorporated and Goodman Brothers, LP.	S-4	333-186684	10.65	February 14, 2013
10.43	First Amendment to the Amended and Restated Revolving Credit and Security Agreement, dated as of October 11, 2012, by and between Goodman Networks Incorporated and PNC Bank, National Association, as Agent.	S-4	333-186684	10.66	February 14, 2013
10.44	Second Amendment to the Amended and Restated Revolving Credit and Security Agreement, dated as of November 30, 2012, by and between Goodman Networks Incorporated and PNC Bank, National Association, as Agent.	S-4	333-186684	10.67	February 14, 2013
10.45	Second Amendment to the Fifth Amended and Restated Shareholders’ Agreement, dated as of March 27, 2012, by and among Goodman Networks Incorporated and shareholders party thereto from time to time.	S-4	333-186684	10.68	February 14, 2013
10.46	Third Amendment to the Fifth Amended and Restated Shareholders’ Agreement, dated as of November 12, 2012, by and among Goodman Networks Incorporated and shareholders party thereto from time to time.	S-4	333-186684	10.69	February 14, 2013
10.47	Fourth Amendment to the Fifth Amended and Restated Shareholders’ Agreement, dated as of December 26, 2012, by and among Goodman Networks Incorporated and shareholders party thereto from time to time.	S-4	333-186684	10.70	February 14, 2013
10.48	Third Amendment to the Amended and Restated Revolving Credit and Security Agreement, dated as of March 1, 2013, by and between Goodman Networks Incorporated and PNC Bank, National Association, as Agent.	S-4	333-186684	10.71	April 26, 2013
10.49+	Securities Purchase Agreement, dated as of March 4, 2013, by and between John A. Goodman, as Seller, and Goodman Networks Incorporated, as Purchaser.	S-4	333-186684	10.72	April 26, 2013
10.50+	Securities Purchase Agreement, dated as of March 4, 2013, by and between James E. Goodman, as Seller, and Goodman Networks Incorporated, as Purchaser.	S-4	333-186684	10.73	April 26, 2013
10.51+	Securities Purchase Agreement, dated as of March 4, 2013, by and between Joseph M. Goodman, as Seller, and Goodman Networks Incorporated, as Purchaser.	S-4	333-186684	10.74	April 26, 2013
10.52+	Securities Purchase Agreement, dated as of March 4, 2013, by and between Scott E. Pickett, as Seller, and Goodman Networks Incorporated, as Purchaser.	S-4	333-186684	10.75	April 26, 2013
10.53	Fourth Amendment to Amended and Restated Revolving Credit and Security Agreement, dated as of September 6, 2013, by and among Goodman Networks Incorporated and PNC Bank, National Association, as Agent.	S-4	333-186684	10.76	October 24, 2013
10.54††	2012 Home Service Provider Agreement, dated as of October 15, 2012, by and between DIRECTV, LLC and Multiband Field Services, Inc.	10-K	333-186684	10.64	March 31, 2014
10.55††	First Amendment to that 2012 Home Services Provider Agreement, dated as of January 1, 2013, by and between DIRECTV, LLC and Multiband Field Services, Inc.	10-K	333-186684	10.65	March 31, 2014

10.56††	Second Amendment to that 2012 Home Services Provider Agreement, dated as of October 15, 2012, by and between DIRECTV, LLC and Multiband Field Services, Inc.	10-K	333-186684	10.66	March 31, 2014
10.57††	Third Amendment to that 2012 Home Services Provider Agreement, dated as of July 1, 2013, by and between DIRECTV, LLC and Multiband Field Services, Inc.	10-K	333-186684	10.67	March 31, 2014
10.58††	Fourth Amendment to that 2012 Home Services Provider Agreement, dated as of October 11, 2013, by and between DIRECTV, LLC and Multiband Field Services, Inc.	10-K	333-186684	10.68	March 31, 2014
10.59††	Fifth Amendment to that 2012 Home Services Provider Agreement, dated as of January 1, 2014, by and between DIRECTV, LLC and Multiband Field Services, Inc.	10-K	333-186684	10.69	March 31, 2014
10.60	Sixth Amendment to that to that 2012 Home Services Provider Agreement, dated as of January 1, 2014, by and between DIRECTV, LLC and Multiband Field Services, Inc.	10-K	333-186684	10.70	March 31, 2014
10.61+	Executive Employment Agreement, dated as of February 18, 2013 by and between Goodman Networks Incorporated and Cari T. Shyiak.	10-K	333-186684	10.71	March 31, 2014
10.62	Subcontractor Agreement, dated as of August 26, 2013, by and between Goodman Networks Incorporated and Genesis Networks Integration Services, LLC.	S-1	333-195212	10.69	April 11, 2014
10.63+	Goodman Networks Incorporated 2014 Long-Term Incentive Plan, dated April 8, 2014.	S-1	333-195212	10.70	April 11, 2014
10.64+	Form of Nonqualified Stock Option Agreement under the Goodman Networks Incorporated 2014 Long-Term Incentive Plan.	S-1	333-195212	10.71	April 11, 2014
10.65+	Form of Restricted Stock Unit Award Agreement under the Goodman Networks Incorporated 2014 Long-Term Incentive Plan.	S-1	333-195212	10.72	April 11, 2014
10.66+	Second Amended and Restated Executive Employment Agreement, dated April 11, 2014, by and between John A. Goodman and Goodman Networks Incorporated.	S-1	333-195212	10.73	April 11, 2014
10.67+	Second Amended and Restated Executive Employment Agreement, dated April 11, 2014, by and between Ron B. Hill and Goodman Networks Incorporated.	S-1	333-195212	10.74	April 11, 2014
10.68+	Amendment No. 1 to Amended and Restated Employment Agreement, dated April 11, 2014, by and between Jason A. Goodman and Goodman Networks Incorporated.	S-1	333-195212	10.75	April 11, 2014
10.69+	Amendment No. 1 to Amended and Restated Employment Agreement, dated April 11, 2014, by and between Joseph M. Goodman and Goodman Networks Incorporated.	S-1	333-195212	10.76	April 11, 2014
10.70+	Amendment No. 1 to Amended and Restated Employment Agreement, dated April 11, 2014, by and between Jonathan E. Goodman and Goodman Networks Incorporated.	S-1	333-195212	10.77	April 11, 2014
10.71+	Amendment No. 1 to Executive Employment Agreement, dated April 11, 2014, by and between Cari T. Shyiak and Goodman Networks Incorporated.	S-1	333-195212	10.78	April 11, 2014

10.72	Letter Amendment to Amended and Restated Revolving Credit and Security Agreement, entered into on April 11, 2014 but dated effective as of April 9, 2014, by and between Goodman Networks Incorporated, as Borrower, and PNC Bank, as Agent.	S-1	333-195212	10.79	April 11, 2014
10.73+	First Amendment to Executive Employment Agreement, dated April 9, 2014, by and between Randal S. Dumas and Goodman Networks Incorporated.	S-1	333-195212	10.80	April 11, 2014
10.74	Fifth Amendment to the Fifth Amended and Restated Shareholders’ Agreement, dated as of March 31, 2014, by and among Goodman Networks Incorporated and shareholders party thereto from time to time.	10-Q	333-186684	10.14	May 15, 2014
10.75	Promissory Note, dated March 28, 2014, made by Multiband Special Purpose, LLC in favor of Commerce Bank.	10-Q	333-186684	10.15	May 15, 2014
10.76	Fifth Amendment to Amended and Restated Revolving Credit and Security Agreement, dated as of May 8, 2014, by and among Goodman Networks Incorporated and PNC Bank, National Association, as Agent.	S-4	333-193125	10.83	May 29, 2014
10.77	Supplier Agreement, dated January 14, 2014, by and between Goodman Networks Incorporated and Citibank, N.A.	S-4	333-193125	10.84	May 29, 2014
10.78	Lien Release and Acknowledgement Agreement, dated May 8, 2014, by and among Goodman Networks Incorporated, Citibank, N.A. and PNC Bank, N.A.	S-4	333-193125	10.85	May 29, 2014
10.79	Amendment No. 3 to Turf Program Agreement, dated May 27, 2014, by and between Goodman Networks Incorporated and AT&T Mobility LLC.	S-4	333-193125	10.86	June 6, 2014
10.80†	Master Services Agreement, dated July 15, 2014 but effective as of June 30, 2014, by and between Goodman Networks Incorporated and Alcatel-Lucent USA Inc.	10-Q	333-186684	10.5	August 14, 2014
10.81+	Executive Employment Agreement, dated December 2, 2014, by and between Craig E. Holmes and Goodman Networks Incorporated.	8-K	333-186684	10.1	December 5, 2014
10.82+	Executive Employment Agreement, dated December 8, 2014, by and between Ernest J. Carey and Goodman Networks Incorporated.	8-K	333-186684	10.1	December 10, 2014
10.83+	Separation Agreement and General Release, dated January 15, 2015, by and between Joseph M. Goodman and Goodman Networks Incorporated.	8-K	333-186684	10.1	January 22, 2015
10.84†	Construction Subordinate Agreement, dated September 1, 2014, by and between Goodman Networks Incorporated and AT&T Mobility LLC.	10-Q/A	333-186684	10.1	February 2, 2015
10.85†	Mobility Network General Agreement, dated January 14, 2014, by and between Goodman Networks Incorporated and AT&T Mobility LLC.	10-Q/A	333-186684	10.2	February 2, 2015
10.86+	Separation Agreement and General Release, effective August 1, 2014, by and between Scott E. Pickett and Goodman Networks Incorporated.					X
10.87+	Interim Services Agreement, dated June 21, 2010, by and between Randstad Professionals US, LP d/b/a Tatum (formerly SFN Professional Services LLC d/b/a Tatum) and Goodman Networks Incorporated.					X

10.88+	Schedule to Interim Services Agreement, dated as of June 23, 2014, by and between Randstad Professionals US, LP d/b/a Tatum and Goodman Networks Incorporated.	X
10.89+	Schedule to Interim Services Agreement, dated February 16, 2015, by and between Randstad Professionals US, LP d/b/a Tatum and Goodman Networks Incorporated.	X

21.1	Subsidiaries of Goodman Networks Incorporated.	X
31.1

Certification of the Principal Executive Officer of Goodman Networks Incorporated pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

X
31.2

Certification of the Principal Financial Officer of Goodman Networks Incorporated pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

X
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Executive Officer and Principal Financial Officer of Goodman Networks Incorporated.	X
101.INS	XBRL Instance Document.	X
101.SCH	XBRL Taxonomy Extension Schema Document.	X
101.CAL	XBRL Taxonomy Calculation Linkbase Document.	X
101.LAB	XBRL Taxonomy Label Linkbase Document.	X
101.PRE	XBRL Taxonomy Presentation Linkbase Document.	X
101.DEF	XBRL Taxonomy Definition Linkbase Document.	X

†	Confidential treatment has been granted with respect to certain portions of this Exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
#

Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Goodman Networks Incorporated hereby undertakes to furnish supplementally copies of any of the omitted schedules upon request by the Securities and Exchange Commission.

+	Management contract or compensatory plan or arrangement.