Form 10-Q
period 2015-03-31
Goodman Networks Inc
filed 2015-05-15
CIK 1335982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

or

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

As of May 15, 2015, there were 912,754 shares of the registrant’s common stock, $0.01 par value, outstanding.

*

The registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, but since January 1, 2015 has not been required to file such reports under such sections.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Goodman Networks Incorporated

Consolidated Balance Sheets

(In Thousands, Except Share Amounts and Par Value)

	December 31, 2014	March 31, 2015
Assets		(Unaudited)
Current Assets
Cash	$76,703	$35,183
Accounts receivable, net of allowances for doubtful accounts of $877 at December 31, 2014 and $460 at March 31, 2015, respectively	66,354	44,834
Unbilled revenue on completed projects	16,780	19,452
Costs in excess of billings on uncompleted projects	81,410	69,559
Inventories	18,638	16,811
Prepaid expenses and other current assets	6,727	6,317
Assets held for sale	4,000	4,000
Income tax receivable	513	91
Total current assets	271,125	196,247

Property and equipment, net of accumulated depreciation of $29,776 at December 31, 2014 and $31,022 at March 31, 2015, respectively	24,638	22,462
Deferred financing costs, net	14,491	13,508
Deposits and other assets	2,821	2,789
Insurance collateral	12,249	14,076
Intangible assets, net of accumulated amortization of $9,361 at December 31, 2014 and $10,816 at March 31, 2015, respectively	19,558	18,104
Goodwill	69,178	69,178
Total assets	$414,060	$336,364

Liabilities and Shareholders' Deficit
Current Liabilities
Accounts payable	$94,851	$75,043
Accrued expenses	73,574	58,401
Income taxes payable	1,783	706
Billings in excess of costs on uncompleted projects	36,316	18,202
Deferred revenue	426	681
Liabilities related to assets held for sale	3,646	3,605
Deferred rent - short term	188	136
Current portion of capital lease and notes payable obligations	1,366	1,728
Total current liabilities	212,150	158,502

Notes payable	326,648	326,524
Capital lease obligations	1,045	952
Accrued expenses, non-current	8,484	9,560
Deferred revenue, non-current	8,874	10,217
Deferred tax liability, non-current	1,428	1,707
Deferred rent	454	487
Total liabilities	559,083	507,949

Shareholders' Deficit
Common stock, $0.01 par value, 10,000,000 shares authorized; 1,029,072 issued and 912,754 outstanding at December 31, 2014 and March 31, 2015, respectively	10	10
Treasury stock, at cost, 116,318 shares at December 31, 2014 and March 31, 2015	(11,756)	(11,756)
Additional paid-in capital	18,525	20,488
Accumulated other comprehensive income	14	14
Accumulated deficit	(151,816)	(180,341)
Total shareholders' deficit	(145,023)	(171,585)
Total liabilities and shareholders' deficit	$414,060	$336,364

See accompanying notes to the consolidated financial statements

Goodman Networks Incorporated

Consolidated Statements of Operations and Comprehensive Loss

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2014	2015
Revenues	$256,591	$213,371
Cost of revenues	223,204	193,840
Gross profit (exclusive of depreciation and amortization included in selling, general and administrative expense shown below)	33,387	19,531
Selling, general and administrative expenses	32,070	28,293
Restructuring expense	—	6,338
Impairment expense	—	2,275
Operating income (loss)	1,317	(17,375)
Other income	(31)	—
Interest expense, net	11,687	10,819
Loss before income taxes	(10,339)	(28,194)
Income tax expense (benefit)	(51)	331
Net loss	$(10,288)	$(28,525)
Other comprehensive income:
Comprehensive loss	$(10,288)	$(28,525)

See accompanying notes to the consolidated financial statements

Goodman Networks Incorporated

Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2014	2015
Operating Activities
Net loss	$(10,288)	$(28,525)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	1,492	1,423
Amortization of intangible assets	1,376	1,454
Amortization of debt discounts and deferred financing costs	840	859
Impairment charges	—	2,275
Provision of doubtful accounts	187	575
Deferred tax expense	(146)	278
Share-based compensation expense	1,035	1,963
Accretion of contingent consideration	250	—
Change in fair value of contingent consideration	(294)	(726)
Loss on sale of property and equipment	14	—
Changes in:
Accounts receivable	42,082	21,409
Unbilled revenue	8,279	(3,138)
Costs in excess of billings on uncompleted projects	(28,726)	11,850
Inventories	(6,095)	1,827
Prepaid expenses and other assets	147	(1,422)
Accounts payable and other liabilities	(35,753)	(28,848)
Income taxes payable / receivable	13,146	(701)
Billings in excess of costs on uncompleted projects	(18,179)	(18,123)
Deferred revenue	—	1,598
Deferred rent	—	(18)
Net cash used in operating activities	(30,633)	(35,990)

Investing Activities
Purchases of property and equipment	(2,024)	(1,324)
Proceeds from the sale of property and equipment	21	—
Change in due from shareholders	1	1
Net cash used in investing activities	(2,002)	(1,323)

Financing Activities
Bank overdrafts	5,977	—
Proceeds from lines of credit	225,225	199,157
Payments on lines of credit	(221,807)	(199,157)
Payments on capital lease and notes payable obligations	(1,911)	(206)
Payments on contingent arrangements	(141)	—
Payments on guarantee arrangements	—	(4,000)
Payments for deferred financing costs	(374)	—
Net cash provided by (used in) financing activities	6,969	(4,206)

Effect of exchange rate changes on cash	—	(1)
Decrease in cash	(25,666)	(41,520)
Cash, Beginning of Period	59,439	76,703
Cash, End of Period	$33,773	$35,183

See accompanying notes to the consolidated financial statements

Goodman Networks Incorporated

Consolidated Statements of Cash Flows (Continued)

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2014	2015
Supplemental Cash Flow Information
Cash paid for interest	$21,088	$19,965
Cash paid for income taxes	$356	$1,125

Supplemental Non-Cash Investing and Finance Activities
Purchase of property and equipment financed through capital leases and other financing arrangements	$106	$197

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

Restructuring Activities

During 2014, management approved, committed to and initiated plans to restructure and further improve efficiencies in operations, including further integrating the operations of Multiband Corporation (“Multiband”) and the Custom Solutions Group (“CSG”) of Cellular Specialties, Inc. (the “2014 Restructuring Plan”). The restructuring costs associated with the 2014 Restructuring Plan are recorded in the restructuring expense line item within the consolidated statements of operations and comprehensive loss.  See Note 15 – Restructuring Activities for a summary of restructuring activities and costs.

Note 2. Summary of Significant Accounting and Reporting Policies

The accompanying unaudited consolidated financial statements have been prepared in all material respects pursuant to U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The accompanying unaudited consolidated financial statements have been prepared on the same basis as the financial statements for the year ended December 31, 2014.

Because certain information and footnote disclosures have been condensed or omitted, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2014, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Annual Report”). In management’s opinion, all normal and recurring adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been included. Management believes the disclosures presented in these unaudited consolidated financial statements are adequate and do not make the information misleading. Interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year.

There have been no changes in the Company’s significant accounting policies from those that were disclosed in the Company’s 2014 Annual Report.

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

The total amount of progress billings on uncompleted contracts as of December 31, 2014 and March 31, 2015 was $155.4 million and $100.8 million, respectively.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

On April 7, 2015, the FASB issued Accounting Standard Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), to simplify the presentation of debt issuance costs. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. The new standard is effective in the fiscal year beginning after December 15, 2015. The ASU requires retrospective application. The Company is evaluating the effect that ASU 2015-03 will have on its consolidated financial statements and related disclosures.

Note 3. Property and Equipment

Property and equipment consisted of the following: (in thousands)

	December 31, 2014	March 31, 2015
Software	$21,730	$20,512
Computers and office equipment	10,182	10,544
Furniture and fixtures	2,483	2,502
Other equipment	4,266	4,267
Vehicles	297	297
Construction in Process	12,116	11,937
Leasehold improvements	3,340	3,425
	54,414	53,484
Less accumulated depreciation and amortization	(29,776)	(31,022)
Property and equipment, net	$24,638	$22,462

Depreciation and amortization of property and equipment for the three months ended March 31, 2014 and 2015 was $1.5 million and $1.4 million, respectively, which has been recorded in selling, general and administrative expenses.

The Company entered into a lease contract during 2014 for a right of use license with nonexclusive access to certain DAS deployment sites. The term of the right of use is an initial ten years with two optional renewals of five years each. The Company records the cost of the DAS system within fixed assets as construction in process that will be depreciated over the asset’s useful life once completed.

During the three months ended March 31, 2015, the Company decided to transition to one Enterprise Resource Planning (“ERP’) system for the consolidated company. All development work on the inventory module for the system, which will be sunset upon transition, was ceased.  The company impaired $2.3 million in internally developed software related to the transition of systems, which represents the previously capitalized costs associated with these assets. The impairment expense is reflected in the Company’s consolidated statements of operation and comprehensive loss.

Note 4. Goodwill and Intangibles

The changes in goodwill, by business segment, for the three months ended March 31, 2015 are as follows (in thousands):

	Professional Services	Infrastructure Services	Field Services	Other Services	Total
Goodwill at December 31, 2014	$8,648	$1,882	$58,648	$—	$69,178
Impairment adjustments	—	—	—	—	—
Goodwill at March 31, 2015	$8,648	$1,882	$58,648	$—	$69,178

Intangible assets as of March 31, 2015 were follows (in thousands):

	March 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Impairment Charges	Intangible Assets, net
Customer contracts	$13,900	$2,369	—	$11,531
Customer relationships	6,610	3,167	—	3,443
Tradename	3,860	2,567	—	1,293
Noncompete agreements	3,150	1,313	—	1,837
Customer backlog	1,400	1,400	—	—
Total	$28,920	$10,816	$-	$18,104

Amortization of intangible assets was $1.4 million and $1.5 million for the three months ended March 31, 2014 and 2015, respectively.

Note 5. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31, 2014	March 31, 2015
Employee compensation and related costs	$27,125	$28,582
Sales and use tax payable	8,782	5,870
Accrued job loss	1,375	1,459
Accrued interest	19,723	9,871
Guarantee of indebtedness	4,000	—
Workers' compensation, current	4,259	2,523
Accrued restructuring costs, current	1,714	4,092
Other, current	6,596	6,004
Total accrued expenses, current	$73,574	$58,401

Contingent consideration, non-current	$726	$-
Workers' compensation, non-current	7,071	7,071
Accrued restructuring costs, non-current	687	2,489
Total accrued expenses, non-current	$8,484	$9,560

Note 6. Notes Payable and Line of Credit

Notes payable consist of the following (in thousands):

	December 31, 2014	March 31, 2015
Senior secured notes due July 1, 2018, net of discount of $1,944 and $1,807 as of December 31, 2014 and March 31, 2015, respectively, with stated interest of 12.125%	$223,056	$223,193
Senior secured notes due July 1, 2018, including a premium of $3,592 and $3,331 as of December 31, 2014 and March 31, 2015 respectively, with stated interest of 12.125%	103,592	103,331
	326,648	326,524
Less: current portion	—	—
Notes payable, net of current portion	$326,648	$326,524

On June 23, 2011 the Company issued $225.0 million of its 12.125% senior secured notes due July 1, 2018 (the “Notes”) at a discount of $3.9 million.  The Notes issued on June 23, 2011 carry a stated interest rate of 12.125%, with an effective rate of 12.50%. On June 13, 2013, the Company issued an additional $100.0 million of Notes through a subsidiary (the “Tack-on Notes”) as a “tack-on” under and pursuant to the indenture under which the Company issued the Notes. The Tack-On Notes were offered at 105% of their principal amount for an effective interest rate of 10.81%.  Interest is payable semi-annually each January 1 and July 1 on the Notes.

  The Notes are secured by: (i) a first-priority lien on substantially all of the Company’s existing and future domestic plant, property, assets and equipment including tangible and intangible assets, other than the assets that secure the Company’s credit facility (the “Credit Facility”) with PNC Bank, National Association (“PNC Bank”), on a first-priority basis, (ii) a first-priority lien on 100% of the capital stock of the Company’s existing and future material U.S. subsidiaries and non-voting stock of the Company’s existing and future material non-U.S. subsidiaries and 66% of all voting stock of the Company’s existing and future material non-U.S. subsidiaries and (iii) a second-priority lien on the Company’s accounts receivable, unbilled revenue on completed contracts and inventory that secure the Credit Facility on a first-priority basis, subject, in each case, to certain exceptions and permitted liens.

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

The terms of the Indenture require the Company to meet certain ratio tests giving effect to anticipated transactions, including borrowing debt and making restricted payments prior to entering these transactions.  These ratio tests are, as defined per the Indenture, a Fixed Charge Coverage Ratio of at least 2.00 to 1.00 (which was 1.42 to 1.00 at March 31, 2015) and a Total Leverage Ratio not greater than 2.50 to 1.00 (which was to 5.44 at March 31, 2015).  The holders of the Notes granted a waiver to these covenants in conjunction with the issuance of the Tack-On Notes, and the Company has not entered into any other transaction that requires it to meet these tests as of March 31, 2015.  Had the Company been required to meet these ratio tests as of March 31, 2015, the Company would not have met the Fixed Charge Coverage Ratio or the Total Leverage Ratio.

The amount the Company can borrow under its Credit Facility at any given time is based upon a formula calculating the Company’s borrowing base that takes into account, among other things, eligible billed accounts receivable and up to $10.0 million of eligible inventory, which results in a borrowing availability of less than the maximum commitment of the Credit Facility to the extent that the Company’s borrowing base is less than the maximum commitment of the Credit Facility.  The Company’s borrowing base and availability for additional borrowings under the Credit Facility totaled $27.8 million as of March 31, 2015. The Company’s borrowing base and availability for additional borrowings under the Credit Facility as of March 31, 2014 totaled $50.0 million and $42.1 million, respectively.

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

Under the terms of the Credit Facility, the Company must maintain a Fixed Charge Coverage Ratio equal to at least 1.25 to 1.00 (which ratio was 1.44 to 1.00 at March 31, 2015) and a Leverage Ratio no greater than 5.00 to 1.00 (which ratio was 5.15 to 1.00 at March 31, 2015) during such time as a Triggering Event is continuing.  A “Triggering Event” occurs when the Company’s undrawn availability (measured as of the last date of each month) on the Credit Facility has failed to equal at least $10.0 million for two consecutive months and continues until undrawn availability equals $20.0 million for at least three consecutive months.  The Company is only required to maintain such ratios at such time that a Triggering Event is in existence.  Failure to comply with such ratios during the existence of a Triggering Event constitutes an Event of Default (as defined therein) under the Credit Facility.  Had the Company been required to meet these ratio tests as of March 31, 2015, the Company would have met the Fixed Charge Coverage Ratio, but would not have met the Leverage Ratio.

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

The carrying value and fair value of the Notes as of March 31, 2015 was $326.5 million and $308.8 million, respectively. The carrying value and fair values of the Notes as of December 31, 2014 was $326.7 million and $335.6 million, respectively.  Fair value for the Notes is a Level 2 measurement and has been based on the over-the-counter-market trading prices as of March 31, 2015.

Note 8. Leases

The Company leases certain equipment under capital leases. The economic substance of these leases is that the Company is financing the acquisition of the equipment through the leases and accordingly, the equipment is recorded as an asset and the leases are recorded as liabilities.

Operating lease commitments relate primarily to rental of vehicles, facilities and equipment under non-cancellable operating lease agreements which expire at various dates through the year 2019. Rent expense for operating leases was approximately $6.9 million and $8.2 million for the three months ended March 31, 2014 and 2015, respectively.

Note 9. Share-Based Compensation and Warrants

Share-Based Compensation

The following table summarizes stock option activity under the Goodman Networks Incorporated 2008 Long-Term Incentive Plan (“the 2008 Plan”) and the Goodman Networks, Incorporated 2000 Equity Incentive Plan (“the 2000 Plan”) for the three months ended March 31, 2015:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding at December 31, 2014	611,065	$64.31	7.13
Granted	—	—
Cancelled	—	—
Forfeited	(4,834)	104.89
Expirations	(13,999)	54.25
Outstanding at March 31, 2015	592,232	$64.22	6.87

Exercisable at March 31, 2015	474,559	$56.85	6.43

The fair values of option awards granted were estimated at the grant date using a Black-Scholes option pricing model with the following assumptions:

	2014	2015
Expected volatility	58.94% - 61.37%	n/a
Risk-free interest rate	1.75% - 1.87%	n/a
Expected life (in years)	5.29 - 6.00	n/a
Expected dividend yield	0.00%	n/a

The Company did not grant any stock options in the three months ended for March 31, 2014 and 2015, respectively.  As of March 31, 2015, there was approximately $4.5 million of unrecognized compensation costs related to non-vested stock options.  These costs are expected to be recognized over a remaining weighted average vesting period of 0.75 years.

There were no options exercised during the three months ended March 31, 2015. The intrinsic value for options vested and expected to vest is $7.7 million.

The compensation expense recognized for outstanding share-based awards for the three months ended March 31, 2014 and 2015 was $1.0 million and $2.0 million, respectively.

Note 10. Related Party Transactions

The Company had approximately $131,000 and $130,000 related to non-interest bearing advances due from a founding shareholder of the Company as of December 31, 2014 and March 31, 2015, respectively. Scheduled repayments are made through payroll deductions.

Throughout the year, the Company utilizes the ranch owned by certain shareholders for meetings and conferences. The use of the ranch is expensed within the consolidated statements of operations and comprehensive loss at $13,000 per month during the three months ended March 31, 2015.

On March 5, 2015, the Company entered into a Separation Agreement and General Release Agreement with Mr. John A. Goodman (the “Executive”) under which the Company resolved all matters related to the Executive’s separation from employment with the Company without cause as of February 15, 2015, including all matters arising under the Second Amended and Restated Employment Agreement, by and between the Company and the Executive, effective as of April 11, 2014, as amended. The Executive is the beneficial owner of approximately 40.5% of the Company’s common stock as of March 5, 2015. The Company recorded $0.7 million in share based compensation expense related to the accelerated vesting of the Executive’s shares granted under the 2008 Plan and the 2000 Plan. During the three months ended March 31, 2015, pursuant to the Separation Agreement, the Company recorded approximately $3.0 million in compensation related expenses, which were recorded, along with the share based compensation, to restructuring expense within the consolidated statements of operations and comprehensive loss.  An additional $1.0 million in bonus expense was recorded within the selling, general and administrative expenses.

The Company also granted the Executive a one-time put right to sell to the Company up to $2,700,000 of the Executive’s equity interests in the Company, with the number of shares determined based on the fair market value of such equity interests on the date the Executive exercises the put right. The Executive granted the Company a one-time call right to purchase from the Executive $2,700,000 of the Executive’s equity interests in the Company determined on the fair market value of such equity interests on the date the Company exercise the call right.

The fair value of the put option was zero for the three months ended March 31, 2015. The call and put option’s exercise price, when exercised, will be at the current fair value of the Company’s stock. As such, the Company has not recorded any asset or liability on the balance sheet for this instrument. The repurchase can only be requested in writing by Executive or the Company between January 1, 2016 and December 31, 2018 and may only be exercised one time.  The purchase price for the call shall be paid in a single sum cash payment on the closing date, which shall be on a business day within fifteen days after the date of exercise and may only be exercised by the Company if (i) the Company is permitted at the time of exercise to complete the requested repurchase pursuant to law, (ii) the Company receives a capital adequacy opinion satisfactory to the Company’s Board of Directors prior to the closing of the repurchase, and (iii) the repurchase would not be in violation of any contract, agreement, instrument, arrangement, commitment, understanding or undertaking to which the Company is a party or otherwise bound.

On January 15, 2015, the Company entered into a Separation Agreement and General Release with a relative of the Company’s former Executive Chairman, effective as of December 31, 2014. Pursuant to the Separation Agreement, the outstanding stock options related to the common stock, par value $0.01 per share, held by the relative on the Separation Date (i) was fully vested and exercisable to the extent not previously vested and exercisable and (ii) may be exercised until the earlier of (a) the date the option period terminates or (b) the tenth (10th) anniversary of the date of grant. The Company recognized $0.6 million in share based compensation related to the accelerated vesting as of December 31, 2014. During the three months ended March 31, 2015, the Company recognized an additional $0.5 million in restructuring expense related to the Separation Agreement.  The expense related to the options and the additional expense was recorded in restructuring expense within the Company’s consolidated statements of operation and comprehensive loss as of December 31, 2014 and March 31, 2015, respectively.

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

Note 11. Employee Benefit Plan

The Company sponsors a 401(k) retirement savings plan for its employees.  Eligible employees are allowed to contribute a portion of their compensation, not to exceed a specified contribution limit imposed by the Internal Revenue Code.  The Company’s previous plan provided for matching employee contributions to equal to 50% on the first 8% of each participant’s compensation.  Effective January 1, 2015, the Company changed its 401(k) retirement plan to provide for matching employee contributions of 100% on the first 3% of each participant’s compensation and 50% on the next 2%. For the three months ended March 31, 2015, employer contributions totaled $1.6 million compared to $0.9 million for the three months ended March 31, 2014.

Note 12. Commitments and Contingencies

General Litigation

The Company is from time to time party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract and/or property damages, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. Based upon information currently available, the Company believes that the ultimate outcome of all current litigation and other claims, individually and taken together, and except as described herein, will not have a material adverse effect on the Company’s business, prospects, financial condition or results of operations. For the three months ended March 31, 2015, there were no reportable claims or legal proceedings.

Concentration of Credit Risk

A significant portion of the Company’s revenue is derived from two significant customers. On May 18, 2014, these customers announced that they had entered into an agreement to merge.  The following table reflects the percentage of total revenue from the Company’s significant customers for the three months ended March 31, 2014 and 2015:

	Three months ended March 31,
	2014	2015
Subsidiaries of AT&T Inc.	61.2%	63.3%
DIRECTV	21.6%	27.2%
Other	17.2%	9.5%

Amounts due from these significant customers at December 31, 2014 and March 31, 2015 are as follows (in thousands):

	December 31, 2014	March 31, 2015
Subsidiaries of AT&T Inc.	$37,955	$22,151
DIRECTV	13,315	10,868
	$51,270	$33,019

A loss of either of these customers would have a material adverse effect on the financial condition of the Company.

Indemnities

The Company generally indemnifies its customers for services it provides under its contracts which may subject the Company to indemnity claims, liability and related litigations. For the three months ended March 31, 2015, the Company was not aware of any material asserted or unasserted claims in connection with these indemnity obligations.

Guarantees

In 2011, the Company issued a letter of credit to a company owned by a relative of the Company’s former Executive Chairman as a guarantee of a related party’s line of credit. The Company’s exposure with respect to the letter of credit is supported by a reimbursement agreement from the related party, secured by a pledge of assets and stock of the related party. A liability in the amount of $4.0 million was recorded within other operating expense and accrued liabilities in the Company’s consolidated financial statements. On January 16, 2015, the guarantee liability for the full amount of $4.0 million was paid in full. The liability related to the guarantee was released and the Company no longer maintains any exposure related to the letter of credit.

The Company entered into an agreement with the related party in 2014 whereby the Company agreed not to pursue the pledged collateral for a period of time not extending beyond May 5, 2016 (the “Forbearance Period”) in exchange for the related party’s pledge to the Company of 15,625 shares of Goodman Networks common stock. In addition, the Company agreed to discharge and deem paid-in-full all obligations of the related party to the Company if, prior to the end of the Forbearance Period, the related party makes a cash payment to the Company in the amount of $1.5 million plus interest at a rate of 2.0% per annum from September 25, 2014. As of March 31, 2015, the Company holds the pledged stock as additional paid-in capital in the consolidated balance sheet.

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

Contract-Related Contingencies and Fair Value Measurements

The Company has certain contingent liabilities related to the Design Build Technologies, LLC (“DBT”) and CSG acquisitions. The Company adjusts these liabilities to fair value at each reporting period. The Company values contingent consideration related to acquisitions on a recurring basis using Level 3 inputs such as forecasted net revenue and earnings before interest, taxes, depreciation and amortization, and discount rates.  The liability related to these contingent consideration arrangements was $0.7 million as of December 31, 2014.  During the three months ended March 31, 2015, the Company reduced the fair value of the CSG contingent consideration liability to zero based upon the results of CSG’s operations for the three months ended March 31, 2015 and further changes in management’s forecast for CSG’s operations for the remainder of the earn-out period.

The changes in contingent liabilities are as follows for the three months ended March 31, 2015 (in thousands):

Balance at December 31, 2014	$726
Change in fair value of contingent consideration	(726)
Balance at March 31, 2015	$-

Note 13. Income Taxes

The Company’s effective tax rate was 0.5% and 1.17% for the three months ended March 31, 2014 and 2015, respectively. In determining the quarterly provision for income taxes, management uses an actual year to date effective tax rate. The effect of significant discrete items is separately recognized in the quarter in which such items occur. Significant factors that could affect the annual effective tax rate include management’s assessment of certain tax matters, the location and amount of taxable earnings, changes in certain non-deductible expenses and expected credits.

In the first quarter of 2014, the Company received a “no change” notice from the Internal Revenue Service related to the tax period ended 2011 audit of Multiband and therefore released $2.1 million of related reserves for uncertain tax positions. In September of 2014, the statute of limitations expired for Multiband’s 2010 tax return, and the Company released an additional $2.3 million of reserves for uncertain tax positions. The release of the reserves was recorded as a reduction of the related net operating loss carryforwards. The related release of the accrued interest and penalties was recorded as a current tax benefit.

Note 14. Segments

The Company primarily operates through three business segments, Professional Service (PS), Infrastructure Services (IS) and Field Services (FS). The Professional Services segment provides customers with highly technical services primarily related to installing, testing, and commissioning and decommissioning of core, or central office, equipment of wireless carrier networks from a variety of vendors. The Infrastructure Services segment provides program management services of field projects necessary for deploying, upgrading, and maintaining wireless networks. The Field Services segment generates revenue from the installation and service of DIRECTV video programming for residents of single family homes under a contract with DIRECTV.

There were no material intersegment transfers or sales during the periods presented. Selected segment financial information for the three months ended March 31, 2014 and 2015, respectively, are presented below (in thousands):

	Three Months Ended March 31, 2014
	PS	IS	FS	Corporate	Total
Revenues	$22,197	$174,626	$59,768	$—	$256,591
Cost of revenues	21,242	146,208	55,754	—	223,204
Gross profit	$955	$28,418	$4,014	—	33,387
Selling, general and administrative expenses				32,070	32,070
Restructuring expense				—	—
Impairment expense				—	—
Operating income					1,317
Other income				(31)	(31)
Interest expense, net				11,687	11,687
Loss before income taxes					(10,339)
Income tax expense				(51)	(51)
Net loss					$(10,288)

	Three Months Ended March 31, 2015
	PS	IS	FS	Corporate	Total
Revenues	$13,921	$140,591	$58,859	$—	$213,371
Cost of revenues	14,163	131,881	47,796	—	193,840
Gross profit	$(242)	$8,710	$11,063	—	19,531
Selling, general and administrative expenses				28,293	28,293
Restructuring expense				6,338	6,338
Impairment expense				2,275	2,275
Operating loss					(17,375)
Other income				—	—
Interest expense, net				10,819	10,819
Loss before income taxes					(28,194)
Income tax expense				331	331
Net loss					$(28,525)

Asset information was evaluated at the corporate level and was not available by reportable segment as of March 31, 2014.  Total assets by segment are presented below (in thousands):

	Three Months Ended March 31, 2015
	PS	IS	FS	Corporate	Total
Total Assets	$49,746	$114,147	$113,692	$58,779	$336,364

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

The following tables summarize the activities associated with restructuring liabilities for the year ended December 31, 2014 and the three months ended March 31, 2015, (in thousands), all of which are included in accrued liabilities in the accompanying consolidated balance sheets.  In the table below, "Charges" represents the initial charge related to the restructuring activity.  "Payments" consists of cash payments for severance, employee-related benefits, lease and other contract termination costs, and other restructuring costs.

	Liability at December 31, 2014	Charges	Cash payments and other non-cash transactions	Liability at March 31, 2015
Severance and employee-related benefits	$2,401	$6,338	$(2,158)	$6,581
Other restructuring costs	—	—	—	—
Total 2014 Restructuring Plan	$2,401	$6,338	$(2,158)	$6,581

The following table summarizes the inception to date restructuring costs recognized and the total restructuring costs expected to be recognized in the 2014 Restructuring Plan (in thousands):

	As of March 31, 2015
	Total Costs Recognized To Date	Total Expected Program Cost
Severance and employee-related benefits	$12,475	$21,040
Contract termination costs	10	140
Impairment of intangible assets	3,904	3,904
Other restructuring costs	(53)	(84)
Total 2014 Restructuring Plan	$16,336	$25,000

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

The following discussion and analysis summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and cash flows as of and for the periods presented below. The following discussion and analysis should be read in conjunction with (i) the accompanying unaudited consolidated financial statements and notes thereto for the three months ended March 31, 2014 and 2015, and with our consolidated financial statements and notes thereto for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K (the “2014 Annual Report”) and (ii) the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2014 Annual Report.

Forward-Looking Statements

Certain statements contained in this Report are not statements of historical fact and are forward-looking statements. These forward-looking statements are included throughout this Report, including the sections entitled “Risk Factors,” “Quantitative and Qualitative Disclosures About Market Risk,” and this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and relate to matters such as our industry, capital expenditures by carriers, business strategy, goals and expectations concerning our market position, future operations, revenues, margins, cost savings initiatives, profitability, capital expenditures, liquidity and capital resources and other financial and operating information. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “would,” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. We have based these forward-looking statements on our current assumptions, expectations and projections about future events.

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

For a more detailed discussion of these and other factors that may affect our business and that could cause the actual results to differ materially from those anticipated in these forward-looking statements, see “Risk Factors” in this Report and the 2014 Annual Report. We caution that the foregoing list of factors is not exclusive, and new factors may emerge, or changes to the foregoing factors may occur, that could impact our business. All subsequent written and oral forward-looking statements concerning our business attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements above. We do not undertake any obligation to update any forward-looking statement, whether written or oral, relating to the matters discussed in this Report except to the extent required by applicable securities laws.

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

We are continuously seeking to improve our operating margins and cash flows by introducing automation and new efficiencies into our end-to-end business processes.  We leverage our deep engineering talent, along with our construction, maintenance and field services teams, across multiple customers and projects to improve our operating effectiveness and utilization rates.  We strive to provide the highest level of expertise and service to our customers across a wide variety of projects and platforms.

We operate from a broad footprint, having provided services during 2014 in all 50 states. As of March 31, 2015, we employed over 3,800 people and operated in 62 regional offices and warehouses. During the year ended December 31, 2014, we completed over 65,000 telecommunications projects and fulfilled over 1.5 million satellite television installations, upgrade or maintenance work orders. We have established long-standing relationships with Tier-1 wireless carriers and original telecommunications equipment manufacturers, or OEMs, including AT&T Mobility, LLC, or AT&T, Alcatel-Lucent USA Inc., or Alcatel-Lucent, Sprint/United Management Company, or Sprint, as well as DIRECTV. Over the last few years, we have sought to diversify our customer base within the telecommunications industry by leveraging our long-term success and reputation for quality to win new customers such as Nokia Solutions and Networks B.V., or NSN, T-Mobile International AG, or T-Mobile, and Verizon Wireless, or Verizon. We have also begun diversifying our customer base by making our offerings available to tower owners as well as cable operators. We generated nearly all of our revenues over the past several years under master service agreements, or MSAs, that establish a framework including pricing and other terms, for providing ongoing services. During 2014, we also provided small cell or DAS services to over 100 enterprises including higher education institutions, stadiums for professional and collegiate sports events, hotels and resorts, major retailers, hospitals, corporations and government agencies. Growth of the small cell and DAS markets have slowed during 2015 as certain carriers, including AT&T, deferred their capital expenditures on these programs and DAS for existing structures have largely been built out. We expect continued declines in these markets through the remainder of 2015. We anticipate that these carriers will return to their historical levels of spending in 2016, leading to market growth in the small cell market.

Significant Transactions

2014 Restructuring Plan

During the second quarter of 2014, our management approved, committed to and initiated plans to restructure and further improve efficiencies in our operations, or the 2014 Restructuring Plan. As part of the 2014 Restructuring Plan, we have taken steps to (i) further integrate the operations of Multiband Corporation, or Multiband, our wholly owned subsidiary that we acquired in a merger in 2013, and the Custom Solutions Group of Cellular Specialties, Inc., or CSG, a provider of indoor and outdoor DAS and carrier Wi-Fi solutions, services, consultations and maintenance that we acquired in 2013, and (ii) eliminate certain headcount to bring our costs in line with our forecasted demand. The restructuring costs associated with the 2014 Restructuring Plan are recorded in the restructuring expense line item within our consolidated statements of operations and comprehensive loss. The Company incurred a significant portion of the estimated restructuring expenses through the end of 2014.  The Company has incurred over $16.0 million of expenses related to the 2014 Restructuring plan as of March 31, 2015 and anticipates expensing of the entire $25.0 million by the year ended December 31, 2015.

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

In addition, we provide services related to the design, engineering, installation, integration and maintenance of indoor small cell and DAS networks. Our acquisition of the assets of the Custom Solutions Group of Cellular Specialties, Inc., or CSG, was incorporated into our Professional Services segment, which has enhanced our ability to provide end-to-end in-building services from design and engineering to maintenance. Our enterprise small cell and DAS customers often require most or all of the services listed above and may also purchase consulting, post-deployment monitoring, performance optimization and maintenance services. As mentioned above, as the industry growth rate slows for the DAS business in 2015, we have shifted efforts to broaden our services with tower owners.

Infrastructure Services. Our Infrastructure Services segment provides program management services of field projects necessary to deploy, upgrade, maintain or decommission wireless outdoor networks. We support wireless carriers in their implementation of critical technologies such as long-term evolution, or 4G-LTE, the addition of new macro and outdoor small cell sites, increase of capacity at their existing cell sites through additional spectrum allocations, as well as other optimization and maintenance activities at cell sites. When a network provider requests our services to build or modify a cell site, our Infrastructure Services segment is able to: (i) handle the required pre-construction leasing, zoning, permitting and entitlement activities for the acquisition of the cell site, (ii) prepare site designs, structural analysis and certified drawings, and (iii) manage the construction or modification of the site including tower-top and ground equipment installation. These services are managed by our wireless project and construction managers and are performed by a combination of scoping engineers, real estate specialists, ground crews, line and antenna crews and equipment technicians, either employed by us or retained by us as subcontractors. We believe the expansion of our relationships with certain carriers will provide for sustainable long term growth for this business.

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

Field Services. Our Field Services segment provides installation and maintenance services to DIRECTV, commercial customers and a provider of internet wireless service primarily to rural markets. We fulfilled over 1.5 million satellite television installations, upgrade or maintenance work orders during 2014 for DIRECTV, which represented 28.0% of DIRECTV’s outsourced work orders for residents of single-family homes during 2014.  We were the second largest DIRECTV in-home installation provider in the United States for the year ended December 31, 2014.

Customers

Although we served over 100 customers in 2014, the vast majority of our revenues are from subsidiaries of AT&T Inc. and DIRECTV. Our customer list includes several of the largest carriers and OEMs in the telecommunications industry. Revenues earned from customers other than subsidiaries of AT&T Inc. and DIRECTV was 17.2% and 9.5% of our total revenues for the three months ended March 31, 2014 and 2015, respectively.

AT&T

We provide site acquisition, construction, technology upgrades, Fiber to the Cell and maintenance services for AT&T Mobility, LLC, or AT&T, at cell sites in 7 of 31 distinct AT&T markets, or Turf Markets, as the sole, primary or secondary vendor, pursuant to a multi-year MSA that we entered into with AT&T and have amended and replaced from time to time. We refer to our MSAs with AT&T related to its turf program collectively as the “Mobility Turf Contract.” We have generated an aggregate of approximately $3.3 billion of revenue from subsidiaries of AT&T Inc. collectively for the period from January 1, 2009 through March 31, 2015.

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

During the second quarter of 2014, AT&T deferred certain capital expenditures with us. We began to see an impact to the volume of services provided to subsidiaries of AT&T Inc. in the second quarter of 2014 due to the deferral of these AT&T capital expenditures, and we expect this impact to continue throughout 2015.  On November 7, 2014, AT&T announced that as a result of the substantial completion of the expansion of its 4G-LTE network, its capital expenditures will decrease in 2015. In the first quarter of 2015, reductions in capital expenditures by AT&T have been most heavily concentrated on new site builds and microwave backhaul and small cell projects, all of which are services that we provide to AT&T. In addition, AT&T’s initial 2015 wireless capital expenditure plan includes the reassignment of the Missouri Turf Market, one of our smaller Turf Markets, to other turf vendors and, in an effort to diversify AT&T’s supplier base, the rebalancing away from us of the work assigned in certain other Turf Markets. We expect the deferrals, the announced reduction in AT&T’s 2015 capital expenditures and the Turf Market rebalancing will significantly reduce our 2015 revenues compared to 2014 and may have a material adverse impact to our business, financial condition and results of operations.

DIRECTV

With the acquisition of Multiband, DIRECTV became our second largest customer. The relationship between Multiband and DIRECTV has lasted for over 18 years and is essential to the success of our Field Services segment’s operations. We are one of three in-home installation providers that DIRECTV utilizes in the United States, and during the year ended December 31, 2014, Multiband performed 28.0% of all DIRECTV’s outsourced installation, upgrade and maintenance activities. Our contract with DIRECTV has a term expiring on October 15, 2018, and contains an automatic one-year renewal. The contract may also be terminated with 180 days’ notice by either party.

Alcatel-Lucent

On July 15, 2014, we entered into a three-year MSA with Alcatel-Lucent, effective as of June 30, 2014, or the 2014 Alcatel-Lucent Contract. We will provide, upon request, certain services, including deployment engineering, integration engineering, radio frequency engineering and other support services to Alcatel-Lucent. We have experienced a decline in the amount of legacy work that we have performed for Alcatel-Lucent and we expect this decline to continue through the remainder of 2015 as we continue to seek to obtain work from Alcatel-Lucent on newer technologies. The 2014 Alcatel-Lucent Contract has an initial term ending June 30, 2017, after which the parties may mutually agree to extend the term on a yearly basis.

Sprint

In May 2012, we entered into an MSA with Sprint to provide decommissioning services for Sprint’s iDEN (push-to-talk) network to remove equipment from Sprint’s network that is no longer in use and restore sites to their original condition. The Sprint Agreement has an initial term of five years, and automatically renews on a monthly basis thereafter unless notice of non-renewal is provided by either party. As of December 31, 2014, we completed the decommissioning work for Sprint under the Sprint Agreement. We have also begun providing radio frequency return engineering services to Sprint. We have established a strong performance record with Sprint, and we are working to grow and evolve our relationship with them in the future.

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

	March 31, 2014	March, 31, 2015
Segments	(In millions)
Professional Services	$249.4	$184.2
Infrastructure Services	1,147.5	822.1
Field Services	422.8	423.9
Total estimated backlog	$1,819.7	$1,430.2

We expect to recognize approximately $600.0 million of our estimated backlog over the next nine months ended December 31, 2015. The vast majority of estimated backlog as of March 31, 2015 originated from multi-year customer relationships, primarily with AT&T and DIRECTV.

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

The following table presents our gross deferred revenue and deferred cost balances as of December 31, 2014 and March 31, 2015, which have been presented net on a project basis in the accompanying financial statements (in thousands):

	December 31, 2014	March 31, 2015
Deferred project revenue (gross)	$(155,384)	$(100,831)
Deferred project cost (gross)	200,477	152,188
Net deferred project cost	$45,093	$51,357

Costs in excess of billings on uncompleted projects	$81,409	$69,559
Billings in excess of costs on uncompleted projects	(36,316)	(18,202)
Net deferred project cost	$45,093	$51,357

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

Results of Operations

Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014

The following table sets forth information concerning our operating results by segment for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31, 2015
	2014		2015
		Percentage of		Percentage of
	Amount	Total Revenue	Amount	Total Revenue	Change ($)	Change (%)
Revenues:
Professional Services	$22,197	8.7%	$13,921	6.5%	$(8,276)	(37.3)%
Infrastructure Services	174,626	68.1%	140,591	65.9%	(34,035)	(19.5)%
Field Services	59,768	23.3%	58,859	27.6%	(909)	(1.5)%
Total revenues	256,591	100.0%	213,371	100.0%	(43,220)	(16.8)%
Cost of revenues:
Professional Services	21,242	8.3%	14,163	6.6%	(7,079)	(33.3)%
Infrastructure Services	146,208	57.0%	131,881	61.8%	(14,327)	(9.8)%
Field Services	55,754	21.7%	47,796	22.4%	(7,958)	(14.3)%
Total cost of revenues	223,204	87.0%	193,840	90.8%	(29,364)	(13.2)%
Gross profit:
Professional Services	955		(242)		(1,197)	(125.3)%
Infrastructure Services	28,418		8,710		(19,708)	(69.4)%
Field Services	4,014		11,063		7,049	175.6%
Total gross profit	33,387		19,531		(13,856)	(41.5)%

Gross margin as percent of segment revenues:
Professional Services	4.3%		(1.7)%
Infrastructure Services	16.3%		6.2%
Field Services	6.7%		18.8%
Total gross margin	13.0%		9.2%

Selling, general and administrative expenses	32,070	12.5%	28,293	13.3%	(3,777)	(11.8)%
Restructuring expense	-	-	6,338	3.0%	6,338	n/a
Impairment expense	-	-	2,275	1.1%	2,275	n/a
Operating income	1,317	0.5%	(17,375)	(8.1)%	(18,692)	(1419.3)%
Other (income) loss	(31)	(0.0)%	-	-	31	(100.0)%
Interest income	(0)	(0.0)%	(36)	(0.0)%	(36)	13985.1%
Interest expense	11,687	4.6%	10,855	5.1%	(832)	(7.1)%
Loss before income taxes	(10,339)	(4.0)%	(28,194)	(13.2)%	(17,855)	172.7%
Income tax expense	(51)	(0.0)%	331	0.2%	382	(749.0)%
Net loss	$(10,288)	(4.0)%	$(28,525)	(13.4)%	$(18,237)	177.3%

Revenues

We recognized total revenues of $213.4 million for the three months ended March 31, 2015, compared to $256.6 million for the three months ended March 31, 2014, representing a decrease of $43.2 million, or 16.8%. Our aggregate revenue from subsidiaries of AT&T Inc., a majority of which was earned through our Infrastructure Services segment, was $135.1 million for the three months ended March 31, 2015, compared to $156.9 million in the same period of 2014. A significant amount of the decrease in our total revenues was due to a decrease of $22.2 million resulting from a decline in the volume of services provided to subsidiaries of AT&T Inc. and reduced driver pricing under the Mobility Turf Contract and a $9.3 million decline in services provided to Sprint due to the completion of the decommissioning program, as discussed above under “—Customers—Sprint.”

Revenues for the Professional Services segment decreased $8.3 million, or 37.3%, to $13.9 million for the three months ended March 31, 2015 compared to $22.2 million for the three months ended March 31, 2014.  This decrease was primarily due to decreased volume of services provided to Alcatel-Lucent and AT&T that are included within our Professional Services segment. Our aggregate revenue from Alcatel-Lucent for the three months ended March 31, 2015 was $7.5 million compared to $10.8 million in the same period of 2014, a decrease of $3.3 million. Our AT&T small cell and DAS services volume also declined by $2.4 million from the same period in prior year 2014. Our decline in revenue was offset slightly by an increase in our projects using our frequency spectrum, engineering and optimization services. As discussed under “–Customers–Alcatel-Lucent”, above, we expect our aggregate revenues from Alcatel-Lucent to decline in future periods.

Revenues for the Infrastructure Services segment decreased by $34.0 million or 19.5% to $140.6 million for the three months ended March 31, 2015 compared to $174.6 million for the three months ended March 31, 2014. The decrease was primarily due to the decrease in the volume of projects completed and reduced driver pricing under our Mobility Turf Contract.  During the second quarter of 2014, AT&T deferred certain capital expenditures with us by instructing us to cease work on a number of projects upon reaching the next milestone. We began to see an impact to the volume of services provided to subsidiaries of AT&T Inc. in the second quarter of 2014 due to the deferral of these AT&T capital expenditures and we expect this impact to continue through 2015.  During the three months ended March 31, 2014, we experienced significant growth in our revenues due to an increase in the volume of services provided to AT&T under our Mobility Turf Contract. With the recent completion of the accelerated deployment of 4G-LTE networks by our largest customers, however, the volume and favorability of the mix of our services has decreased as we had fewer new site builds in the three months ended March 31, 2015.

Revenues for the Field Services segment remained relatively flat, decreasing by $0.9 million, or 1.5%, to $58.9 million for the three months ended March 31, 2015 in comparison to revenue of $59.8 million for the same period in 2014.  Revenue for Multiband increased $2.8 million from the same period in 2014, however; it was slightly offset by the $1.9 million decline in internet service installation services provided to Wildblue.

Cost of Revenues

Our cost of revenues for the three months ended March 31, 2015 of $193.8 million decreased $29.4 million or 13.2% as compared to $223.2 million to the three months ended March 31, 2014, and occurred during a period when revenues decreased 16.8% from the comparative period. Cost of revenues represented 90.8% and 87.0% of total revenues for the three months ended March 31, 2015 and 2014, respectively. Overall, cost of revenues declined slower than revenue as a result of the deferral in our cost cutting initiatives while waiting for further validation of customer build plans. We also saw  an increase in the mix of our services with lower margins during the three months ended March 31, 2015. Certain of our projected cost cutting initiatives were scheduled to be completed by the end of 2014 but did not take place until March 2015, which resulted in increased overhead costs on completed projects recognized in the three months ended March 31, 2015. We expect our overhead costs to better align with customer demand through the remainder of 2015.

Cost of revenues for the Professional Services segment decreased $7.1 million to $14.2 million for the three months ended March 31, 2015 from $21.2 million during 2014. The 33% decrease is primarily related the 37.3% decline in revenues offset by the delay in cost cutting initiatives discussed above. The Company continues to take steps to better align this segment with projected demand. During the three months ended March 31, 2015, in connection with the 2014 Restructuring Plan, headcount for the Professional Services segment was reduced by over 15% from December 31, 2014 in an effort to bring costs more in line with projected demand.

Cost of revenues for the Infrastructure Services segment decreased $14.3 million or 9.8% to $131.9 million for the three months ended year ended March 31, 2015 from $146.2 million for the same period of 2014.  The majority of the decrease was related to the 19.5% decline in revenue for the Infrastructure Services segment compared to the same period of 2014. Cost of revenues decreased at a slower rate than the decrease in revenue due to a change in the mix of our services to services with lower margins, the completion of deferred projects for AT&T only to the point of milestones with lower margins and the deferral in cost cutting initiatives. During the three months ended March 31, 2015, in connection with the 2014 Restructuring Plan, headcount for the Infrastructure Services segment was reduced by over 25% from December 31, 2014 in an effort to bring costs more in line with projected demand.

Cost of revenues for the Field Services segment decreased $8.0 million to $47.8 million for three months ended March 31, 2015, compared to $55.8 million for the same period in 2014. The decrease in the cost of revenue is due to a reduction in the expected spend for workmen’s comp claims, reduced tech churn rate, reduced fleet expenses, streamlined execution, re-engineering of the deployment model and a better project mix.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2015 was $28.3 million as compared to $32.1 million for the same period of 2014, representing an overall decrease of $3.8 million, or 11.8%. The decrease during the period is primarily attributable to (i) a decrease of $0.7 million in professional fees (ii) a decrease $0.6 million in employee related costs (iii) a decrease of $0.6 million in travel and entertainment related costs and (iv) a decrease of $1.9 million in other expenses, including a $0.7 million reduction in the fair value of the earn-out obligation related to the acquisition of CSG. During the three months ended March 31, 2015, in connection with the 2014 Restructuring Plan, selling, general and administrative employee headcount was reduced by over 25% from December 31, 2014 in an effort to bring costs more in line with projected demand.

Interest Expense

Interest expense for the three months ended March 31, 2015 and 2014, was $10.9 million and $11.7 million, respectively. This decrease is primarily due to the discontinuation of additional interest penalties that were accrued during the three months ended March 31, 2014 as a result of the delayed registration of the exchange offer for the tack-on notes. (as defined below)

Income Tax Expense

As a result of a change in deferred tax liabilities and state income tax rates, we recorded income tax expense of $0.3 million for the three months ended March 31, 2015, compared to the tax benefit of $0.1 million for the same period of 2014. Our effective income tax rate was 1.17% and 0.5% for the three months ended March 31, 2015 and 2014, respectively.

Restructuring and Impairment Expense

The 2014 Restructuring Plan was approved, committed to and initiated during the second quarter of 2014 to further improve efficiencies in our operations. Restructuring expense for the three months ended March 31, 2015 was $6.3 million, which was primarily related to the reduction in headcount across our business segments to realign our cost structure with our projected demand. We anticipates annual cost savings of over $50 million as a result of the 2014 Restructuring plan and other various cost reductions from otherwise planned expenditures. In connection with the integration of Multiband, we impaired certain internally developed software assets no longer in use. The impairment charge of $2.3 million is recorded in the consolidated statements of operations and comprehensive loss.

Liquidity and Capital Resources

Historically, our primary sources of liquidity have been borrowings under credit facilities and the proceeds of note offerings. In 2011, we completed a $225 million private offering of 12.125% senior secured notes due 2018, or the notes. We used the proceeds of this debt offering to pay the balances remaining on notes payable to shareholders, to purchase a portion of our outstanding warrants and common stock, including all outstanding Series C Redeemable Preferred Stock, and to pay off our prior credit facility. In 2013, to fund the merger with Multiband, we issued an additional $100 million aggregate principal amount of notes through our wholly owned subsidiary, or the tack-on notes.

Our primary sources of liquidity are currently cash flows from continuing operations, funds available under credit facility, or the Credit Facility, with PNC Bank, National Association, or PNC Bank, and our cash balances. We had $76.7 million and $35.2 million of cash on hand at December 31, 2014 and March 31, 2015, respectively. While our March 31, 2015 cash on hand is comparable to our March 31, 2014 balance of $33.8 million, we do not expect our cash on hand to return to the level at December 31, 2014 for the remainder of 2015. Our Credit Facility permits us to borrow up to $50.0 million, subject to a borrowing base calculation and compliance with certain covenants described below. We had $27.8 million and $42.1 million of availability for additional borrowings under our Credit Facility as of March 31, 2015 and 2014, respectively.

We anticipate that our future primary liquidity needs will be for working capital, debt service, including interest payments of $19.7 million on the notes each January 1 and July 1 until the notes mature in full on July 1, 2018, capital expenditures and any strategic acquisitions or investments that we make. We evaluate opportunities for strategic acquisitions and investments from time to time that may require cash and we may consider opportunities to either repurchase outstanding debt or repurchase outstanding shares of our common stock in the future. Such repurchases, if any, may be made through open market or privately negotiated transactions with third parties or pursuant to one or more tender or exchange offers or otherwise, upon such terms and at such prices as we may determine. Whether we effect any such repurchases will depend on a number of factors, including prevailing market conditions, our liquidity requirements, contractual restrictions and prospects for future access to capital. We may also fund strategic acquisitions or investments with the proceeds from equity or debt issuances. We believe that, based on our cash balance, the availability we expect under the Credit Facility and our expected cash flow from operations, we will be able to meet all of our financial obligations for the next twelve months. However, a significant decline in our results from operations could affect our ability to make interest payments on the notes, and any failure to make such interest payments would prohibit us from being in compliance with the covenants under the Indenture and the Credit Facility.

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

As of March 31, 2015, we had $37.7 million in working capital, defined as current assets less current liabilities, as compared to $59.0 million in working capital at December 31, 2014 and $31.0 million at March 31, 2014. We have generally used cash in operations in the first three months of a fiscal year which reduces our working capital when compared to the end of the prior year.  In the first three months of 2015, we used cash to pay our semi-annual interest expense on the notes, to pay for certain severance benefits related to the 2014 Restructuring Plan and to cancel and settle a letter of credit that we issued as a guarantee of a related party’s line of credit.

Supplier Finance Program

On May 8, 2014, we entered into an AT&T-sponsored vendor finance program with Citibank, N.A., or Citibank, that has the effect of reducing the collection cycle time on AT&T invoices. This program eliminates the one percent discount on each invoice offered to AT&T for payment within twenty days. We do, however, pay Citibank a discount fee of LIBOR (as defined) plus one percent per annum on the dollar amount of AT&T receivables sold to Citibank from the date of sale until the scheduled payment date of 60 days from acceptance of the invoice. This program has reduced collection time on AT&T invoices and significantly reduced the AT&T invoices subject to a one percent discount for early payment, therefore having a positive effect on working capital and our gross profit for the Infrastructure Services segment. Our election to move to this program does, however, cause AT&T receivables to be removed from the borrowing base calculation under the Credit Facility. While the maximum commitment under the Credit Facility remains at $50.0 million, we expect the net availability under the Credit Facility to decline compared to historical levels as a result of the elimination of the AT&T receivables from the borrowing base calculation

Cash Flow Analysis

The following table presents selected cash flow data for the three months ended March 31, 2014 and 2015. (in thousands):

	Three months ended March 31,
	2014	2015
Net cash used in operating activities	$(30,633)	$(35,990)
Net cash used in investing activities	(2,002)	(1,323)
Net cash provided by (used in) financing activities	6,969	(4,206)
Effect of exchange rate changes on cash	—	(1)
Decrease in cash	$(25,666)	$(41,520)

Operating Activities

Cash flow provided by or used in operations is primarily influenced by demand for our services, operating income and the type of services we provide, but can also be influenced by working capital needs such as the timing of customer billing, collection of receivables and the settlement of payables and other obligations.

Net cash used in operating activities increased by $5.4 million to $36.0 million for the three months ended March 31, 2015, as compared to the same period in 2014. This change is primarily attributable to the decrease in operating income, the decrease in accounts payable and the increase in unbilled revenue offset by collections on accounts receivables. The decrease in our accounts receivable is partially due to the acceleration of payments per the vendor finance program with Citibank.

Investing Activities

Net cash used in investing activities decreased by $0.7 million to $1.3 million for the three months ended March 31, 2015 as compared to the same period in 2014 primarily related to activities for the construction of a DAS which began in 2014. We have leased the right to use the DAS to major carriers.  The lease will begin upon completion of the DAS and provide for a term of 10 years.

Financing Activities

Net cash used in financing activities increased by $9.4 million to $4.2 million for the three months ended March 31, 2015, as compared to net cash provided by financing activities of $6.9 million during the same period in 2014. The change was driven by a reduction in borrowings under the Credit Facility during the three months ended March 31, 2015 compared to the same period of 2014 and the cancellation and settlement of a letter of credit that we issued as a guarantee of a related party’s line of credit. The Company’s financing activities consist primarily of payments on capital leases and debt issuance costs.

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

Consolidated EBITDA and the related ratios described above are not calculated in accordance with generally accepted accounting principles, or GAAP, and are presented below for the purpose of demonstrating compliance with our debt covenants.

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

Under the terms of the Indenture, we are required to meet certain ratio tests giving effect to anticipated transactions, including borrowing debt and making restricted payments prior to entering these transactions. Under the Indenture, these ratio tests include a Fixed Charge Coverage Ratio of at least 2.00 to 1.00 (which ratio was 1.42 to 1.00 at March 31, 2015) and a Total Leverage Ratio not greater than 2.50 to 1.00 (which ratio was 5.44 to 1.00 at March 31, 2015). The holders of the notes granted a waiver to these covenants in conjunction with the issuance of the tack-on notes, and we have not entered into any other transaction that requires it to meet these tests as of March 31, 2015.  Had we been required to meet these ratio tests as of March 31, 2015, we would not have met the Fixed Charge Coverage Ratio or the Total Leverage Ratio.

Under the terms of the Credit Facility, we must maintain a Fixed Charge Coverage Ratio equal to at least 1.25 to 1.00 (which ratio was 1.44 to 1.00 at March 31, 2015) and a Leverage Ratio no greater than 5.00 to 1.00 (which ratio was 5.15 to 1.00 at March 31, 2015) during such time as a Triggering Event is continuing. A “Triggering Event” occurs when our undrawn availability (measured as of the last date of each month) on the Credit Facility has failed to equal at least $10 million for two consecutive months and continues until our undrawn availability equals $20 million for at least three consecutive months. We are only required to maintain such ratios at such time that a Triggering Event is in existence. Failure to comply with such ratios during the existence of a Triggering Event constitutes an Event of Default (as defined therein) under the Credit Facility. Had the Company been required to meet these ratio tests as of March 31, 2015, the Company would have met the Fixed Charge Coverage Ratio but would not have met the Leverage Ratio (with respect to the ratios required for the fiscal quarter ended March 31, 2015).

Reconciliation of Non-GAAP Financial Measures

EBITDA represents net income before income tax expense, interest income and expense, depreciation and amortization. We present EBITDA because we consider it to be an important supplemental measure of our operating performance and we believe that such information will be used by securities analysts, investors and other interested parties in the evaluation of high yield issuers, many of which present EBITDA when reporting their results. We consider EBITDA to be an operating performance measure, and not a liquidity measure, that provides a measure of operating results unaffected by differences in capital structures, capital investment cycles and ages of related assets among otherwise comparable companies.

We also present Consolidated EBITDA, as defined in the Indenture, because certain covenants in the Indenture that affect our ability to incur additional indebtedness as well as to enter into certain other transactions are calculated based on Consolidated EBITDA. Consolidated EBITDA adjusts EBITDA to eliminate the impact of certain items, including: (i) share-based compensation (non-cash portion); (ii) certain professional and consultant fees identified in the Indenture; (iii) severance expense (paid to certain senior level employees); (iv) amortization of debt issuance costs; (v) restatement fees and expenses; (vi) a tax gross-up payment made to the Company’s Chief Executive Officer to cover his tax obligation for an award of common stock; (vii) transaction fees and expenses related to acquisitions; (viii) certain restructuring fees and expenses; (ix) impairment charges recognized on our long-lived assets; and (ix) fees and expenses related to the issuance of equity permitted under the Indenture.

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

	Three months ended March 31,
	2014	2015
EBITDA and Consolidated EBITDA:
Net loss	$(10,288)	$(28,525)
Income tax expense (benefit)	(51)	331
Interest income	-	(36)
Interest expense	11,687	10,855
Depreciation and amortization	2,868	2,877
Total EBITDA	4,216	(14,498)
Share-based compensation (a)	1,035	1,963
Restructure expense (b)	-	6,338
Amortization of debt issuance costs (c)	(870)	(873)
Asset impairments (d)	-	2,275
Consolidated EBITDA	$4,381	$(4,795)

The following table reconciles our net income to EBITDA and EBITDA to Consolidated EBITDA (in thousands):

(a)	Represents non-cash expense related to equity-based compensation.
(b)	Represents restructuring charges related to the 2014 Restructuring Plan.
(c)	Amortization of debt issuance costs is included in interest expense but excluded in the calculation of Consolidated EBITDA per the Indenture.
(d)	Represents impairment charges recognized on internally developed software.

Capital Expenditures

As of December 31, 2014, we estimated that we would spend approximately $14.4 million in 2015 on capital expenditures. We have decreased our planned capital expenditures to $5.6 million for 2015 as we further assess our capital expenditure needs for the remainder of  2015.

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

Guarantees

We generally indemnify our customers for the services we provide under our contracts, as well as other specified liabilities, which may subject us to indemnity claims, liabilities and related litigation. At March 31, 2015, we are not aware of any asserted claims for material amounts in connection with these indemnity obligations.

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

As a result, we have historically experienced, and may continue to experience significant differences in our operating results from quarter to quarter. As a result of these seasonal variations and our methodology for the recognition of revenue and expenses on projects, comparisons of operating measures between quarters may not be as meaningful as comparisons between longer reporting periods.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires our management to use judgment in the application of accounting policies, including making estimates and assumptions. We base estimates on our experience and on various other assumptions believed to be reasonable under the circumstances. These estimates affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, it is possible that different accounting would have been applied, resulting in a different presentation of our consolidated financial statements. From time to time, we re-evaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. We have reviewed and approved these significant accountings policies, which are further described under “Critical Accounting Policies and Estimates” and Notes 2 to the Consolidated Financial Statements in the 2014 Annual Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our primary exposure to market risk relates to unfavorable changes in concentration of credit risk and interest rates.

Credit Risk

We are subject to concentrations of credit risk related primarily to our cash and our accounts receivable, including amounts related to costs in excess of billings on uncompleted projects. In addition, as we grant credit under normal payment terms, generally without collateral, we are subject to potential credit risk related to our customers’ ability to pay for services provided. This risk may be heightened as a result of the depressed economic and financial market conditions that have existed in recent years. However, we believe the concentration of credit risk related to trade accounts receivable and costs in excess of billings on uncompleted contracts is limited because of the financial strength of our customers. We perform ongoing credit risk assessments of our customers and financial institutions.

Interest Rate Risk

The interest on outstanding balances under our Credit Facility accrues at variable rates based, at our option, on the agent bank’s base rate (as defined in the Credit Facility) plus a margin of between 1.50% and 2.00%, or at LIBOR (not subject to a floor) plus a margin of between 2.50% and 3.00%, depending on certain financial thresholds. We had no outstanding borrowings under our Credit Facility as of March 31, 2015. Our notes payable balance at March 31, 2015 is comprised of our notes due in 2018, which bear a fixed rate of interest of 12.125%. Due to the fixed rate of interest on the notes, changes in interest rates would not have an impact on the related interest expense.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and such information is accumulated and communicated to management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of the Company’s Chief Executive Officer and Interim Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered in this Report. Based on the evaluation performed, the Company’s Chief Executive Officer and Interim Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

 There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

We derive the vast majority of our revenues from subsidiaries of AT&T Inc. and DIRECTV. The loss of any of these customers or a reduction in their demand for our services would impair our business, financial condition and results of operations.

We derive the vast majority of our revenues from subsidiaries of AT&T Inc., and DIRECTV. We derived the following amounts of our revenue from these sources over the past three fiscal years and the three months ended March 31, 2015 (dollars in thousands):

	Years Ended December 31,						Three Months Ended March 31,
	2012		2013		2014		2015
	Revenue	Percent of Total	Revenue	Percent of Total	Revenue	Percent of Total	Revenue	Percent of Total
Subsidiaries of AT&T Inc.	$532,082	87.3%	$662,758	71.1%	$797,452	66.5%	$135,097	63.3%
DIRECTV	—	—	92,425	9.9%	248,414	20.7%	57,972	27.2%
	$532,082	87.3%	$755,183	81.0%	$1,045,866	87.2%	193,069	90.5%

Because we derive the vast majority of our revenues from these customers, and certain of our services for AT&T are provided on a territory basis, with no required commitment for AT&T to spend a specified amount in such territory with us, we could experience a material adverse effect to our business, financial condition or results of operations if the amount of business we obtain from these customers is reduced. On May 18, 2014, AT&T Inc. and DIRECTV announced that they had entered into a merger agreement pursuant to which DIRECTV would merge with a subsidiary of AT&T Inc. The closing of the merger is subject to several conditions, including review and approval by the FCC and the Department of Justice. If the merger occurs, our revenues could become more concentrated and dependent on our relationship with AT&T Inc. To the extent that our performance does not meet customer expectations, or our reputation or relationships with our key customers are impaired, we may lose future business with such customers, which would materially adversely affect our ability to generate revenue. During the second quarter of 2014, AT&T deferred certain capital expenditures with us. We began to see an impact to the volume of services provided to subsidiaries of AT&T Inc. in the second quarter of 2014 due to the deferral of these AT&T capital expenditures and we expect this impact to continue throughout 2015.  On November 7, 2014, AT&T announced that as a result of the substantial completion of the expansion of its 4G-LTE network, its capital expenditures will decrease in 2015. In the first quarter of 2015, reductions in capital expenditures by AT&T have been most heavily concentrated on new site builds and microwave backhaul and small cell projects, all of which are services that we provide to AT&T. In addition, AT&T’s initial 2015 wireless capital expenditure plan includes the reassignment of the Missouri Turf Market, one of our smaller Turf Markets, to other turf vendors and, in an effort to diversify AT&T’s supplier base, the rebalancing away from us of the work assigned in certain other Turf Markets.  We expect that the deferrals, the announced reduction in AT&T’s 2015 capital expenditures and the Turf Market rebalancing will significantly reduce our 2015 revenues compared to 2014 and may have a material adverse impact to our business, financial condition and results of operations.

Our ability to borrow under the Credit Facility is subject to fluctuations of our borrowing base calculation due to the amount of our receivables with customers other than AT&T.

The borrowings available under the Credit Facility are subject to fluctuations in the calculation of a borrowing base, which is based on the value of our eligible accounts receivable and up to $10.0 million of eligible inventory. On May 8, 2014, we entered into an AT&T-sponsored vendor finance program to reduce our effective collection cycle time on AT&T invoices, but to facilitate the program, we amended the Credit Facility to remove the AT&T receivables as collateral thereunder. Our receivables with AT&T therefore no longer contribute to our borrowing base under the Credit Facility. While the maximum commitment on the Credit Facility remains at $50.0 million, we expect the net availability thereunder to decline compared to historical levels as a result of the elimination of the AT&T receivables from the borrowing base calculation. As of December 31, 2014, our borrowing base under the Credit Facility was $30.4 million and our availability for additional borrowings after giving effect to letters of credit was $26.4 million. Our borrowing base and availability for additional borrowings under the Credit Facility as of March 31, 2015 was $27.8 million. The availability under the Credit Facility fluctuates with the level of receivables with customers other than AT&T and reduces as we collect receivables or if they are not paid within a certain period of time. If the value of our eligible inventory were to significantly decrease, it could also reduce our borrowing capacity. If our borrowing base is reduced below the level of outstanding borrowings on the Credit Facility, then a portion of the outstanding indebtedness under the Credit Facility could become due and payable. If that should occur, we may be forced to use the proceeds from the collection of receivables to repay the facility or we may be unable to repay all of our obligations under the Credit Facility, which could force us to sell significant assets or allow our assets to be foreclosed upon. Should our liquidity needs exceed our cash on hand and borrowings available under the Credit Facility, we would be required to obtain modifications of the Credit Facility or secure another source of financing to continue to operate our business, which may not be available at a favorable price, or at all.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

A list of exhibits filed herewith is contained in the Exhibit Index that immediately precedes such exhibits and is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has of has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOODMAN NETWORKS INCORPORATED
Date: May 15, 2015	By:	/s/ Ron B. Hill
	Name:	Ron B. Hill
	Title:	Chief Executive Officer, President and Executive Chairman

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed Herewith
10.1	Separation Agreement, dated March 5, 2015, by and between John A. Goodman and Goodman Networks, Inc.					X
10.2	Eighth Amendment to that 2012 Home Services Provider Agreement, dated as of January 1, 2015, by and between DIRECTV, LLC and Multiband Field Services, Inc.					X
10.3	Second Amended and Restated Employment Agreement, dated January 1, 2015, by and between Jason A. Goodman and Goodman Networks Incorporated					X

10.4	Second Amended and Restated Employment Agreement, dated January 1, 2015, by and between Jonathan A. Goodman and Goodman Networks Incorporated.					X
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