Form 10-Q
period 2015-06-30
Goodman Networks Inc
filed 2015-08-14
CIK 1335982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

or

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

As of August 14, 2015, there were 912,754 shares of the registrant’s common stock, $0.01 par value, outstanding.

*

The registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, but since January 1, 2015 has not been required to file such reports under such sections.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Goodman Networks Incorporated

Consolidated Balance Sheets

(In Thousands, Except Share Amounts and Par Value)

	December 31, 2014	June 30, 2015
Assets		(Unaudited)
Current Assets
Cash	$76,703	$53,849
Accounts receivable, net of allowances for doubtful accounts of $877 at December 31, 2014 and $194 at June 30, 2015, respectively	66,354	35,985
Unbilled revenue on completed projects	16,780	15,288
Costs in excess of billings on uncompleted projects	81,410	47,059
Inventories	18,638	18,025
Prepaid expenses and other current assets	6,727	5,895
Assets held for sale	4,000	3,500
Income tax receivable	513	334
Total current assets	271,125	179,935

Property and equipment, net of accumulated depreciation of $29,776 at December 31, 2014 and $32,153 at June 30, 2015, respectively	24,638	21,684
Deferred financing costs, net	14,491	12,448
Deposits and other assets	2,821	2,656
Insurance collateral	12,249	15,032
Intangible assets, net of accumulated amortization of $9,361 at December 31, 2014 and $12,270 at June 30, 2015, respectively	19,558	16,650
Goodwill	69,178	69,178
Total assets	$414,060	$317,583

Liabilities and Shareholders' Deficit
Current Liabilities
Accounts payable	$94,851	$65,505
Accrued expenses	73,574	67,145
Income taxes payable	1,783	15
Billings in excess of costs on uncompleted projects	36,316	9,922
Deferred revenue	426	1,126
Liabilities related to assets held for sale	3,646	3,564
Deferred rent - short term	188	162
Current portion of capital lease and notes payable obligations	1,366	1,410
Total current liabilities	212,150	148,849

Notes payable	326,648	326,402
Capital lease obligations	1,045	730
Accrued expenses, non-current	8,484	7,636
Deferred revenue, non-current	8,874	11,740
Deferred tax liability, non-current	1,428	1,707
Deferred rent	454	442
Total liabilities	559,083	497,506

Shareholders' Deficit
Common stock, $0.01 par value, 10,000,000 shares authorized; 1,029,072 issued and 912,754 outstanding at December 31, 2014 and June 30, 2015	10	10
Treasury stock, at cost, 116,318 shares at December 31, 2014 and June 30, 2015	(11,756)	(11,756)
Additional paid-in capital	18,525	21,886
Accumulated other comprehensive income	14	26
Accumulated deficit	(151,816)	(190,089)
Total shareholders' deficit	(145,023)	(179,923)
Total liabilities and shareholders' deficit	$414,060	$317,583

See accompanying notes to the consolidated financial statements

Goodman Networks Incorporated

Consolidated Statements of Operations and Comprehensive Loss

(In Thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
Revenues	$270,564	$186,674	$527,155	$400,045
Cost of revenues	234,330	160,252	457,534	354,092
Gross profit (exclusive of depreciation and amortization included in selling, general and administrative expense shown below)	36,234	26,422	69,621	45,953
Selling, general and administrative expenses	28,392	21,880	60,462	50,173
Restructuring expense	2,726	2,671	2,726	9,009
Impairment expense	—	500	—	2,775
Other operating income	(1,569)	—	(1,569)	—
Operating income (loss)	6,685	1,371	8,002	(16,004)
Other income	(15)	—	(46)	—
Interest expense, net	11,467	11,053	23,154	21,872
Loss before income taxes	(4,767)	(9,682)	(15,106)	(37,876)
Income tax expense	116	66	65	397
Net loss	$(4,883)	$(9,748)	$(15,171)	$(38,273)
Other comprehensive income:
Foreign currency translation adjustments	—	26	—	26
Comprehensive loss	$(4,883)	$(9,722)	$(15,171)	$(38,247)

See accompanying notes to the consolidated financial statements

Goodman Networks Incorporated

Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Six Months Ended June 30,
	2014	2015
Operating Activities
Net loss	$(15,171)	$(38,273)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	2,912	2,857
Amortization of intangible assets	2,812	2,909
Amortization of debt discounts and deferred financing costs	1,689	1,797
Impairment charges	920	2,775
Provision of doubtful accounts	283	(118)
Deferred tax expense	(146)	279
Share-based compensation expense	2,045	3,361
Accretion of contingent consideration	265	—
Change in fair value of contingent consideration	(250)	(726)
Loss on sale of property and equipment	136	32
Changes in:
Accounts receivable	23,812	30,487
Unbilled revenue	3,781	1,491
Costs in excess of billings on uncompleted projects	(9,274)	34,351
Inventories	(4,744)	613
Prepaid expenses and other assets	1,417	(1,745)
Accounts payable and other liabilities	(19,084)	(31,954)
Income taxes payable / receivable	14,376	(1,589)
Billings in excess of costs on uncompleted projects	10,397	(26,402)
Deferred revenue	7,318	3,566
Deferred rent	—	(71)
Net cash provided by (used in) operating activities	23,494	(16,360)

Investing Activities
Purchases of property and equipment	(6,486)	(2,023)
Proceeds from the sale of property and equipment	21	11
Change in due from shareholders	1	2
Net cash used in investing activities	(6,464)	(2,010)

Financing Activities
Proceeds from lines of credit	491,320	380,948
Payments on lines of credit	(491,320)	(380,948)
Payments on capital lease and notes payable obligations	(4,379)	(512)
Payments on contingent arrangements	(141)	—
Payments on guarantee arrangements	—	(4,000)
Payments for deferred financing costs	(1,255)	—
Proceeds from exercise of warrants and stock options	43	—
Net used in financing activities	(5,732)	(4,512)

Effect of exchange rate changes on cash	—	28
Increase(Decrease) in cash	11,298	(22,854)
Cash, Beginning of Period	59,439	76,703
Cash, End of Period	$70,737	$53,849

See accompanying notes to the consolidated financial statements

Goodman Networks Incorporated

Consolidated Statements of Cash Flows (Continued)

(In Thousands)

(Unaudited)

	Six Months Ended June 30,
	2014	2015
Supplemental Cash Flow Information
Cash paid for interest	$21,580	$20,201
Cash paid for income taxes	$897	$2,135

Supplemental Non-Cash Investing and Finance Activities
Purchase of property and equipment financed through capital leases and other financing arrangements	$404	$197

See accompanying notes to the consolidated financial statements

Goodman Networks Incorporated

Notes to Consolidated Financial Statements

Note 1. Organization and Business

Goodman Networks Incorporated, a Texas corporation (“Goodman Networks” and collectively with its subsidiaries, the “Company”), is a national provider of end-to-end network infrastructure, professional services to the wireless telecommunications industry and field services to the satellite television industry.  The Company’s wireless telecommunications services span the full network lifecycle, including the design, engineering, construction, deployment, integration, maintenance, and decommissioning of wireless networks.  Goodman Networks performs these services across multiple network infrastructures, including traditional cell towers as well as next generation small cell and distributed antenna systems (“DAS”).  The Company serves the satellite television industry by providing onsite installation, upgrade and maintenance of satellite television systems to both the residential and commercial markets.  These highly specialized and technical services are critical to the capability of the Company’s customers to deliver voice, data and video services to their end users.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Key estimates for the Company include: the recognition of revenue, in particular, estimated losses on long term construction contracts, allowance for doubtful accounts, inventory valuation, asset lives used in computing depreciation and amortization, valuation of intangible assets, valuation of contingent consideration, allowance for self-insurance health care claims incurred but not reported, valuation of stock options and other equity awards, particularly related to fair value estimates, accounting for income taxes, contingencies and litigation.  While management believes that such estimates are reasonable when considered in conjunction with the financial position and results of operations taken as a whole, actual results could differ from those estimates, and such differences may be material to the consolidated financial statements.

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

The total amount of the net billings on uncompleted contracts as of December 31, 2014 and June 30, 2015 was $155.4 million and $60.5 million, respectively.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The amendments are effective for public entities for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. For all other entities, they are effective for annual reporting periods beginning after December 15, 2017 and interim periods within annual periods beginning after December 15, 2018. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

On April 7, 2015, the FASB issued Accounting Standard Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), to simplify the presentation of debt issuance costs. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. The new standard is effective for the Company in the fiscal year beginning after December 15, 2015. The ASU 2015-03 requires retrospective application. The Company is evaluating the effect that ASU 2015-03 will have on its consolidated financial statements and related disclosures.

In April 2015, the FASB issued Accounting Standard Update No. 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (“ASU 2015-05”), Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. The amendment in ASU 2015-05 provides guidance evaluating whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the software license element of the arrangement should be accounted for consistently with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the arrangement should be accounted for as a service contract. ASU 2015-05 does not change the accounting for service contracts. As a result of ASU 2015-05, all software licenses within the scope of the amendment will be accounted for consistently with other licenses of intangible assets. The new standard is effective for the Company in the fiscal year beginning after December 15, 2015. Early adoption is permitted. An entity can elect to adopt the amendments either: (1) prospectively to all arrangements entered into or materially modified after the effective date; or (2) retrospectively. The Company is evaluating the effect that ASU 2015-05 will have on its consolidated financial statements and related disclosures.

In July 2015, the FASB issued Accounting Standard Update No. 2015-11, Simplifying the Measurement of Inventory (“ASU 2015-11”), which requires in scope inventory to be measured at the lower of cost and net realizable value. [Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using last-in, first-out (LIFO) or the retail inventory method.   The amendments do not apply to inventory that is measured using LIFO or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. The ASU is effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. ASU 2015-11 requires prospective application, with earlier application permitted as of the beginning of an interim or annual reporting period. The Company is evaluating the effect that ASU 2015-11 will have on its consolidated financial statements and related disclosures.

Note 3. Property and Equipment

Property and equipment consisted of the following: (in thousands)

	December 31, 2014	June 30, 2015
Software	$21,730	$20,430
Computers and office equipment	10,182	10,352
Furniture and fixtures	2,483	2,448
Other equipment	4,266	4,349
Vehicles	297	297
Construction in Process	12,116	12,299
Leasehold improvements	3,340	3,662
	54,414	53,837
Less accumulated depreciation and amortization	(29,776)	(32,153)
Property and equipment, net	$24,638	$21,684

Depreciation and amortization of property and equipment for each of the three months ended June 30, 2014 and 2015 was $1.4 million and $2.9 million, respectively, for each of the six months ended June 30, 2014 and 2015. Depreciation and amortization of property and equipment has been recorded in selling, general and administrative expenses.

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

The Company recorded an impairment charge of $0.5 million during the three months ended June 30, 2015, related to the Multiband headquarters building in Minnetonka, Minnesota. The building was listed for sale during the third quarter of 2014.  The assessed fair value of the building was based on the selling price of other assets within the surrounding area. The market price was reasonable in relation to the current selling price of similar assets on the market. During the three months ended June 30, 2015, the Company evaluated the carrying value against the fair value of the building less costs that will be incurred to complete the sale of the building, based on recent proposals received on the sale of the building and concluded that the value of the building was impaired. The measure in determining the fair value was based on significant inputs not observable in the market, which is referred to as a Level 3 input. Accordingly, an impairment charge has been included in the accompanying consolidated statements of operations and comprehensive loss. The building continues to be recorded as an asset held for sale in the accompanying consolidated balance sheets.

During the six months ended June 30, 2015, the Company decided to transition to a single Enterprise Resource Planning system for the consolidated Company. All development work on the inventory module for the discontinued system, which will be sunset upon transition, was ceased.  The Company impaired $2.3 million in internally developed software related to the transition of a single system, which represents the previously capitalized costs associated with these assets. The impairment expense is reflected in the Company’s consolidated statements of operation and comprehensive loss.

Note 4. Goodwill and Intangibles

The changes in goodwill, by business segment for the six months ended June 30, 2015 are as follows (in thousands):

	Professional Services	Infrastructure Services	Field Services	Other Services	Total
Goodwill at December 31, 2014	$8,648	$1,882	$58,648	$—	$69,178
Impairment adjustments	—	—	—	—	—
Goodwill at June 30, 2015	$8,648	$1,882	$58,648	$—	$69,178

Intangible assets were as follows (in thousands):

	June 30, 2015
	Gross Carrying Amount	Accumulated Amortization	Impairment Charges	Intangible Assets, net
Customer contracts	$13,900	$2,731	—	$11,169
Customer relationships	6,610	3,455	—	3,155
Tradename	3,860	3,214	—	646
Noncompete agreements	3,150	1,470	—	1,680
Customer backlog	1,400	1,400	—	—
Total	$28,920	$12,270	$-	$16,650

Amortization of intangible assets was $1.4 million and $1.5 million for the three months ended June 30, 2014 and 2015, respectively, and $2.8 million and $2.9 million for the six months ended June 30, 2014 and 2015, respectively.

Note 5. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31, 2014	June 30, 2015
Employee compensation and related costs	$27,125	$27,824
Sales and use tax payable	8,782	5,641
Accrued job loss	1,375	728
Accrued interest	19,723	19,721
Guarantee of indebtedness	4,000	—
Workers' compensation, current	4,259	2,878
Accrued restructuring costs, current	1,714	3,964
Other, current	6,596	6,389
Total accrued expenses, current	$73,574	$67,145

Contingent consideration, non-current	$726	—
Workers' compensation, non-current	7,071	5,942
Accrued restructuring costs, non-current	687	1,694
Total accrued expenses, non-current	$8,484	$7,636

Note 6. Notes Payable and Line of Credit

Notes payable consist of the following (in thousands):

	December 31, 2014	June 30, 2015
Senior secured notes due July 1, 2018, net of discount of $1,944 and $1,669 as of December 31, 2014 and June 30, 2015 respectively, with stated interest of 12.125%	$223,056	$223,331
Senior secured notes due July 1, 2018, including a premium of $3,592 and $3,071 as of December 31, 2014 and June 30, 2015 respectively, with stated interest of 12.125%	103,592	103,071
	326,648	326,402
Less: current portion	—	—
Notes payable, net of current portion	$326,648	$326,402

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

The Notes are general senior secured obligations, guaranteed by the Company’s existing and future wholly owned material domestic subsidiaries and rank pari passu in right of payment with all of the Company’s existing and future indebtedness that is not subordinated, are senior in right of payment to any of the Company’s existing and future subordinated indebtedness, are structurally subordinated to any existing and future indebtedness and other liabilities of the Company’s non-guarantor subsidiaries, and are effectively junior to all obligations under the Credit Facility to the extent of the value of the collateral securing the Credit Facility on a first priority basis.

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

The terms of the Indenture require the Company to meet certain ratio tests giving effect to anticipated transactions, including borrowing debt and making restricted payments prior to entering these transactions.  These ratio tests are, as defined per the Indenture, a Fixed Charge Coverage Ratio of at least 2.00 to 1.00 (which was 1.32 to 1.00 at June 30, 2015) and a Total Leverage Ratio not greater than 2.50 to 1.00 (which was 5.92 to 1.00 at June 30, 2015).  The holders of the Notes granted a waiver to these covenants in conjunction with the issuance of the Tack-On Notes, and the Company has not entered into any other transaction that requires it to meet these tests as of June 30, 2015.  Had the Company been required to meet these ratio tests as of June 30, 2015, the Company would not have met the Fixed Charge Coverage Ratio or the Total Leverage Ratio.

The amount the Company can borrow under its Credit Facility at any given time is based upon a formula calculating the Company’s borrowing base that takes into account, among other things, eligible billed accounts receivable and up to $10.0 million of eligible inventory, which results in a borrowing availability of less than the maximum commitment of the Credit Facility to the extent that the Company’s borrowing base is less than the maximum commitment of the Credit Facility. The Company’s borrowing base and availability for additional borrowings under the Credit Facility as of June 30, 2014 totaled $29.8 million and $25.3 million, respectively. The Company’s borrowing base and availability for additional borrowings under the Credit Facility each totaled $18.8      million as of June 30, 2015

The Credit Facility contains customary events of default (including cross-default) provisions and covenants related to the Company’s operations that prohibit, among other things, making investments and acquisitions in excess of specified amounts, incurring additional indebtedness in excess of specified amounts, creating liens against the Company’s assets, prepaying subordinated indebtedness and engaging in certain mergers or combinations without the prior written consent of the lenders.  The Credit Facility also limits the Company’s ability to make certain distributions or dividends.

Under the terms of the Credit Facility, the Company must maintain a Fixed Charge Coverage Ratio equal to at least 1.25 to 1.00 (which ratio was 1.36 to 1.00 at June 30, 2015) and a Leverage Ratio no greater than 5.00 to 1.00 (which ratio was 5.56 to 1.00 at June 30, 2015) during such time as a Triggering Event is continuing.  A “Triggering Event” occurs when the Company’s undrawn availability (measured as of the last date of each month) on the Credit Facility has failed to equal at least $10.0 million for two consecutive months and continues until undrawn availability equals $20.0 million for at least three consecutive months.  The Company is only required to maintain such ratios at such time that a Triggering Event is in existence.  Failure to comply with such ratios during the existence of a Triggering Event constitutes an Event of Default (as defined therein) under the Credit Facility.  Had the Company been required to meet these ratio tests as of June 30, 2015, the Company would have met the Fixed Charge Coverage Ratio, but would not have met the Leverage Ratio.

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

The carrying value and fair values of the Notes as of December 31, 2014 was $326.7 million and $335.6 million, respectively, and the carrying value and fair value of the Notes as of June 30, 2015 was $326.4 million and $264.9 million, respectively. Fair value for the Notes is a Level 2 measurement and has been based on the over-the-counter-market trading prices as of June 30, 2015.

Note 8. Leases

The Company leases certain equipment under capital leases. The economic substance of these leases is that the Company is financing the acquisition of the equipment through the leases and accordingly, the equipment is recorded as an asset and the leases are recorded as liabilities.

Operating lease commitments relate primarily to rental of vehicles, facilities and equipment under non-cancellable operating lease agreements which expire at various dates through the year 2019. Rent expense for operating leases was approximately $6.6 million and $2.5 million for the three months ended June 30, 2014 and 2015, respectively, and $13.6 million and $5.4 million for the six months ended June 30, 2014 and 2015, respectively.

Note 9. Share-Based Compensation and Warrants

Share-Based Compensation

The following table summarizes stock option activity under the Goodman Networks Incorporated 2008 Long-Term Incentive Plan (the “ 2008 Plan”) and the Goodman Networks, Incorporated 2000 Equity Incentive Plan (the” 2000 Plan”) for the six months ended June 30, 2015:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding at December 31, 2014	611,065	$64.31	7.13
Granted	—	—
Cancelled	—	—
Forfeited	(4,834)	104.89
Expirations	(20,665)	67.05
Outstanding at June 30, 2015	585,566	$64.04	6.61

Exercisable at June 30, 2015	484,560	$58.19	6.27

The fair values of option awards granted were estimated at the grant date using a Black-Scholes option pricing model with the following assumptions:

	2014	2015
Expected volatility	58.94% - 61.37%	n/a
Risk-free interest rate	1.75% - 1.87%	n/a
Expected life (in years)	5.29 - 6.00	n/a
Expected dividend yield	0.00%	n/a

The Company did not grant any stock options in the three or six months periods ended June 30, 2014 and 2015.  As of June 30, 2015, there was approximately $3.2 million of unrecognized compensation costs related to non-vested stock options.  These costs are expected to be recognized over a remaining weighted average vesting period of 0.67 years.

There were no options exercised during the three or six months ended June 30, 2014 and 2015. The intrinsic value for options vested and expected to vest is $7.7 million.

The compensation expense recognized for outstanding share-based awards for the three months ended June 30, 2014 and 2015 was $1.0 million and $1.0 million, respectively, and $2.0 million and $2.9 million for the six months ended June 30, 2014 and 2015, respectively.

Note 10. Related Party Transactions

The Company had approximately $47,000 and $45,000 of non-interest bearing advances due from a founding shareholder of the Company as of December 31, 2014 and June 30, 2015, respectively. Scheduled repayments are made through payroll deductions. At December 31, 2014, the Company had a receivable from a shareholder of $84,000.

Throughout the year, the Company utilizes a ranch owned by certain shareholders for meetings and conferences. The use of the ranch is expensed within the consolidated statements of operations and comprehensive loss at $13,000 per month during the three and six months ended June 30, 2014 and 2015.

On January 15, 2015, the Company entered into a Separation Agreement and General Release with a relative of the Company’s former Executive Chairman, effective as of December 31, 2014. Pursuant to the Separation Agreement, the outstanding stock options related to the common stock, par value $0.01 per share, held by the relative on the Separation Date (i) were fully vested and exercisable to the extent not previously vested and exercisable and (ii) may be exercised until the earlier of (a) the date the option period terminates or (b) the tenth (10th) anniversary of the date of grant. The Company recognized $0.6 million in share based compensation related to the accelerated vesting as of December 31, 2014. During the six months ended June 30, 2015, the Company recognized an additional $0.5 million in restructuring expense related to the Separation Agreement.  The expense related to the options and the additional expense was recorded in restructuring expense within the Company’s consolidated statements of operation and comprehensive loss as of December 31, 2014 and June 30, 105, respectively.

On March 5, 2015, the Company entered into a Separation Agreement and General Release Agreement with Mr. John A. Goodman (the “Executive”) under which the Company resolved all matters related to the Executive’s separation from employment with the Company without cause as of February 15, 2015, including all matters arising under the Second Amended and Restated Employment Agreement, by and between the Company and the Executive, effective as of April 11, 2014, as amended. The Executive is the beneficial owner of approximately 40.5% of the Company’s common stock as of August 14, 2015. During the six months ended June 30, 2015, the Company recorded $0.7 million in share based compensation expense related to the accelerated vesting of the Executive’s shares granted under the 2008 Plan and the 2000 Plan. Pursuant to the Separation Agreement, the Company paid the Executive approximately $3.0 million in severance related expenses which were recorded, along with the share based compensation, in the restructuring expense line item within the consolidated statements of operations and comprehensive loss. The Executive was also paid an additional $1.0 million bonus which was recorded within selling, general and administrative expenses.

The Company also granted the Executive a one-time put right to sell to the Company up to $2,700,000 of the Executive’s equity interests in the Company, with the number of shares determined based on the fair market value of such equity interests on the date the Executive exercises the put right. In addition, the Executive granted the Company a one-time call right to purchase from the Executive up to $2,700,000 of the Executive’s equity interests in the Company based on the fair market value of such equity interests on the date the Company exercises the call right.

The fair value of the put option was zero for the six months ended June 30, 2015. The call and put option’s exercise price, when exercised, will be at the current fair value of the Company’s stock as of the exercise date. As such, the Company has not recorded any asset or liability on the balance sheet for this instrument. The put option can only be requested in writing by the Executive or the Company between January 1, 2016 and December 31, 2018 and each may only be exercised one time.  The purchase price for each of the call and put option shall be paid in a single sum cash payment on the closing date, which shall be on a business day within fifteen days after the date of exercise. Each of the call and put option may only be exercised by the Company if (i) the Company is permitted at the time of exercise to complete the requested repurchase pursuant to law, (ii) the Company receives a capital adequacy opinion satisfactory to the Company’s Board of Directors prior to the closing of the repurchase, and (iii) the repurchase would not be in violation of any contract, agreement, instrument, arrangement, commitment, understanding or undertaking to which the Company is a party or otherwise bound.

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

Note 11. Employee Benefit Plan

The Company sponsors a 401(k) retirement savings plan for its employees.  Eligible employees are allowed to contribute a portion of their compensation, not to exceed a specified contribution limit imposed by the Internal Revenue Code.  The Company’s previous plan provided for matching employee contributions to equal to 50% on the first 8% of each participant’s compensation.  Effective January 1, 2015, the Company changed its 401(k) retirement plan to provide for matching employee contributions of 100% on the first 3% of each participant’s compensation and 50% on the next 2%. For the three months ended June 30, 2014 and 2015, employer contributions totaled $0.9 million and $1.3 million, respectively, and contributions totaled $1.8 million and $2.9 million for the six months ended June 30, 2014 and 2015, respectively.

Note 12. Commitments and Contingencies

General Litigation

The Company is from time to time party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract and/or property damages, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. Based upon information currently available, the Company believes that the ultimate outcome of all current litigation and other claims, individually and taken together, and except as described herein, will not have a material adverse effect on the Company’s business, prospects, financial condition or results of operations. For the three and six months ended June 30, 2015, there were no reportable material claims or legal proceedings.

Concentration of Credit Risk

A significant portion of the Company’s revenue is derived from two significant customers. On May 18, 2014, AT&T Inc. and DIRECTV announced that they had entered into a merger agreement pursuant to which DIRECTV would merge with a subsidiary of AT&T Inc.  The closing of the merger was subject to several conditions, including review and approval by the Federal Communications Commission (“FCC”) and the Department of Justice.  In July of 2015, AT&T completed the acquisition of DIRECTV after the FCC granted approval of the merger.

The following table reflects the percentage of total revenue from the Company’s significant customers for the three and six months ended June 30, 2014 and 2015:

	Three months ended June 30,		Six months ended June 30,
	2014	2015	2014	2015
Subsidiaries of AT&T Inc.	63.5%	58.1%	62.3%	60.9%
DIRECTV	21.9%	32.2%	21.8%	29.5%
Other	14.6%	9.7%	15.9%	9.6%

Amounts due from these significant customers at December 31, 2014 and June 30, 2015 are as follows (in thousands):

	December 31, 2014	June 30, 2015
Subsidiaries of AT&T Inc.	$37,955	$10,415
DIRECTV	13,315	11,863
	$51,270	$22,278

A loss of either of these customers would have a material adverse effect on the financial condition of the Company.

Indemnities

The Company generally indemnifies its customers for services it provides under its contracts which may subject the Company to indemnity claims, liability and related litigations. For the six months ended June 30, 2015, the Company was not aware of any material asserted or unasserted claims in connection with these indemnity obligations.

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

The Company entered into an agreement with the related party in 2014 whereby the Company agreed not to pursue the pledged collateral for a period of time not extending beyond May 5, 2016 (the “Forbearance Period”) in exchange for the related party’s pledge to the Company of 15,625 shares of Goodman Networks common stock. In addition, the Company agreed to discharge and deem paid-in-full all obligations of the related party to the Company if, prior to the end of the Forbearance Period, the related party makes a cash payment to the Company in the amount of $1.5 million plus interest at a rate of 2.0% per annum from September 25, 2014. As of June 30, 2015, the Company holds the pledged stock as additional paid-in capital in the consolidated balance sheet.

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

Contract-Related Contingencies and Fair Value Measurements

The Company has certain contingent liabilities related to the Design Build Technologies, LLC (“DBT”) and CSG acquisitions. The Company adjusts these liabilities to fair value at each reporting period. The Company values contingent consideration related to acquisitions on a recurring basis using Level 3 inputs such as forecasted net revenue and earnings before interest, taxes, depreciation and amortization, and discount rates.  The liability related to these contingent consideration arrangements was $0.7 million as of December 31, 2014.  During the six months ended June 30, 2015, the Company reduced the fair value of the CSG contingent consideration liability to zero based upon the results of CSG’s operations for the six months ended June 30, 2015 and further changes in management’s forecast for CSG’s operations for the remainder of the earn-out period.

The changes in contingent liabilities are as follows for the six months ended June 30, 2015 (in thousands):

Balance at December 31, 2014	$726
Change in fair value of contingent consideration	(726)
Balance at June 30, 2015	$-

Note 13. Income Taxes

The Company’s effective tax rate was 2.4% and 0.7% for the three months ended June 30, 2014 and 2015, respectively, and 0.4% and 1.0% for the six months ended June 30, 2014 and 2015, respectively. In determining the quarterly provision for income taxes, management uses an actual year to date effective tax rate. The effect of significant discrete items is separately recognized in the quarter in which such items occur. Significant factors that could affect the annual effective tax rate include management’s assessment of certain tax matters, the location and amount of taxable earnings, changes in certain non-deductible expenses and expected credits. The primary difference in the effective tax rate for the three and six months end June 30, 2014 and June 30, 2015 is the result of the valuation allowance recorded for the each respective periods.

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

Note 14. Segments

The Company primarily operates through three business segments, Professional Service (PS), Infrastructure Services (IS) and Field Services (FS). The Professional Services segment provides customers with highly technical services primarily related to installing, testing, and commissioning and decommissioning of core, or central office, equipment of wireless carrier networks from a variety of vendors. The Infrastructure Services segment provides program management services of field projects necessary for deploying, upgrading, and maintaining wireless networks. The Field Services segment generates revenue from the installation and service of DIRECTV video programming for both residential and commercial markets customers under the contract with DIRECTV.

There were no material intersegment transfers or sales during the periods presented. Selected segment financial information for the three and six months ended June 30, 2014 and 2015, respectively, are presented below (in thousands):

	Three Months Ended June 30, 2014
	PS	IS	FS	Corporate	Total
Revenues	$24,415	$182,409	$63,740	$—	$270,564
Cost of revenues	23,758	153,113	57,459	—	234,330
Gross profit	$657	$29,296	$6,281	—	36,234
Selling, general and administrative expenses				28,392	28,392
Restructuring expense				2,726	2,726
Other operating income				(1,569)	(1,569)
Operating income					6,685
Other income				(15)	(15)
Interest expense, net				11,467	11,467
Loss before income taxes					(4,767)
Income tax expense				116	116
Net loss					$(4,883)

	Three Months Ended June 30, 2015
	PS	IS	FS	Corporate	Total
Revenues	$16,483	$109,835	$60,356	$—	$186,674
Cost of revenues	15,189	95,374	49,689	—	160,252
Gross profit	$1,294	$14,461	$10,667	—	26,422
Selling, general and administrative expenses				21,880	21,880
Restructuring expense				2,671	2,671
Impairment expense				500	500
Operating loss					1,371
Other income				—	—
Interest expense, net				11,053	11,053
Loss before income taxes					(9,682)
Income tax expense				66	66
Net loss					$(9,748)

	Six Months Ended June 30, 2014
	PS	IS	FS	Corporate	Total
Revenues	$46,612	$357,035	$123,508	$—	$527,155
Cost of revenues	44,973	299,347	113,214	—	457,534
Gross profit	$1,639	$57,688	$10,294	—	69,621
Selling, general and administrative expenses				60,462	60,462
Restructuring expense				2,726	2,726
Other operating income				(1,569)	(1,569)
Operating income					8,002
Other income				(46)	(46)
Interest expense, net				23,154	23,154
Loss before income taxes					(15,106)
Income tax expense				65	65
Net loss					$(15,171)

	Six Months Ended June 30, 2015
	PS	IS	FS	Corporate	Total
Revenues	$30,404	$250,426	$119,215	$—	$400,045
Cost of revenues	29,352	227,257	97,483	—	354,092
Gross profit	$1,052	$23,169	$21,732	—	45,953
Selling, general and administrative expenses				50,173	50,173
Restructuring expense				9,009	9,009
Impairment expense				2,775	2,775
Other operating income				—	—
Operating loss					(16,004)
Other income				-	—
Interest expense, net				21,872	21,872
Loss before income taxes					(37,876)
Income tax expense				397	397
Net loss					$(38,273)

Asset information was evaluated at the corporate level and was not available by reportable segment as of June 30, 2014.  Total assets by segment are presented below (in thousands):

	Six Months Ended June 30, 2015
	PS	IS	FS	Corporate	Total
Total Assets	$51,647	$95,435	$123,730	$46,771	$317,583

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

The following tables summarize the activities associated with restructuring liabilities from the year ended December 31, 2014 to the six months ended June 30, 2015, (in thousands), all of which are included in accrued liabilities in the accompanying consolidated balance sheets.  In the table below, "Charges" represents the initial charge related to the restructuring activity.  "Payments" consists of cash payments for severance, employee-related benefits, lease and other contract termination costs, and other restructuring costs.

	Liability at December 31, 2014	Charges	Cash payments and other non-cash transactions	Liability at June 30, 2015
Severance and employee-related benefits	$2,401	$9,009	$(5,752)	$5,658
Other restructuring costs	—	—	—	—
Total 2014 Restructuring Plan	$2,401	$9,009	$(5,752)	$5,658

The following table summarizes the inception to date restructuring costs recognized and the total restructuring costs expected to be recognized in the 2014 Restructuring Plan (in thousands):

	As of June 30, 2015
	Total Costs Recognized To Date	Total Expected Program Cost
Severance and employee-related benefits	$15,146	$21,040
Contract termination costs	10	140
Impairment of intangible assets	3,904	3,904
Other restructuring costs	(53)	(84)
Total 2014 Restructuring Plan	$19,007	$25,000

Note 16 – Subsequent Events

On August 12, 2015, the Company executed the Sixth Amendment (“the Amendment”) to its Credit Facility with PNC Bank. The Amendment extends the expiration date of the Credit Facility to June 23, 2017 and amends the definition of a Triggering Event, as defined in Note 6 - Notes Payable and Line of Credit. The calculation methodology used to determine the Company’s minimum undrawn availability, which is measured as of the last day of each month, changed from a fixed amount of $10.0 million to the lesser of $10.0 million or 25% of the Company’s available collateral on the Credit Facility. The Amendment also modifies the minimum amount required to end a Triggering Event from a fixed $20.0 million to the lesser of $20.0 million or 50% of the Company’s available collateral. The calculation will occur on a monthly basis as part of the Company’s reporting to PNC Bank.

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

The following discussion and analysis summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and cash flows as of and for the periods presented below. The following discussion and analysis should be read in conjunction with (i) the accompanying unaudited consolidated financial statements and notes thereto for the three and six months ended June 30, 2014 and 2015, and with our consolidated financial statements and notes thereto for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K (the “2014 Annual Report”) and (ii) the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2014 Annual Report.

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

Forward-looking statements involve significant risks and uncertainties that could cause the actual results to differ materially from those anticipated in such statements. Most of these factors are outside our control and difficult to predict. Factors that may cause such differences include, but are not limited to:

•	our reliance on a single customer for a vast majority of our revenues;
•	our ability to maintain a level of service quality satisfactory to those two customers across a broad geographic area;
•	our ability to manage or refinance our substantial level of indebtedness and our ability to generate sufficient cash to service our indebtedness;
•	our ability to raise additional capital to fund our operations and meet our obligations;
•	our reliance on contracts that do not obligate our customers to undertake work with us and that are cancellable on limited notice;
•	our ability to translate amounts included in our estimated backlog into revenue or profits;
•	our ability to maintain our certification as a minority business enterprise;
•	our reliance on subcontractors to perform certain types of services;
•	our ability to maintain proper and effective internal controls;
•	our ability to effectively integrate acquisitions;
•	our reliance on a limited number of key personnel who would be difficult to replace;
•	our ability to manage potential credit risk arising from unsecured credit extended to our customers;
•	our ability to weather economic downturns and the cyclical nature of the telecommunications and subscription television service industries;
•	our ability to compete in our industries; and
•	our ability to adapt to rapid regulatory and technological changes in the telecommunications and subscription television service industries.

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

Overview

We are a leading national provider of end-to-end network infrastructure, professional services to the wireless telecommunications industry and field services to the satellite television industry. Our wireless telecommunications services span the full network lifecycle, including the design, engineering, construction, deployment, integration, maintenance, and decommissioning of wireless networks. We perform these services across multiple network infrastructures, including traditional cell towers as well as next generation small cell and distributed antenna systems, or DAS, locations. We serve the satellite television industry by providing onsite installation, upgrading and maintenance of satellite television systems to both the residential and commercial markets customers. These highly specialized and technical services are critical to the capability of our customers to deliver voice, data and video services to their end users.

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

We operate from a broad footprint, having provided services during 2014 in all 50 states. As of June 30, 2015, we employed over 3,600 people and operated in 60 regional offices and warehouses. During the year ended December 31, 2014, we completed over 65,000 telecommunications projects and fulfilled over 1.5 million satellite television installations, upgrade or maintenance work orders. We have established long-standing relationships with Tier-1 wireless carriers and original telecommunications equipment manufacturers, or OEMs, including AT&T Mobility, LLC, or AT&T, Alcatel-Lucent USA Inc., or Alcatel-Lucent, Sprint/United Management Company, or Sprint, as well as DIRECTV. Over the last few years, we have sought to diversify our customer base within the telecommunications industry by leveraging our long-term success and reputation for quality to win new customers such as Nokia Solutions and Networks B.V., or NSN, T-Mobile International AG, or T-Mobile, and Verizon Wireless, or Verizon. We have also sought to diversify our customer base by making our offerings available to tower owners as well as cable operators. We generated nearly all of our revenues over the past several years under master service agreements, or MSAs, that establish a framework including pricing and other terms, for providing ongoing services. During 2014, we also provided small cell or DAS services to over 100 enterprises including higher education institutions, stadiums for professional and collegiate sports events, hotels and resorts, major retailers, hospitals, corporations and government agencies. Growth of the small cell and DAS markets has slowed during 2015 as certain carriers, including AT&T, deferred their capital expenditures on these programs and DAS for existing structures have largely been built out. We expect continued declines in these markets through the remainder of 2015.

Significant Transactions

2014 Restructuring Plan

During the second quarter of 2014, our management approved, committed to and initiated plans to restructure and further improve efficiencies in our operations, or the 2014 Restructuring Plan. As part of the 2014 Restructuring Plan, we have taken steps to (i) further integrate the operations of Multiband Corporation, or Multiband, our wholly owned subsidiary that we acquired in a merger in 2013, and the Custom Solutions Group of Cellular Specialties, Inc., or CSG, a provider of indoor and outdoor DAS and carrier Wi-Fi solutions, services, consultations and maintenance that we acquired in 2013, and (ii) eliminate certain headcount and non-headcount expenses to bring our costs in line with our forecasted demand. The restructuring costs associated with the 2014 Restructuring Plan are recorded in the restructuring expense line item within our consolidated statements of operations and comprehensive loss. We incurred a significant portion of the estimated expenses related to the 2014 Restructuring Plan during 2014.  We have incurred $19.0 million of expenses related to the 2014 Restructuring Plan as of June 30, 2015 and anticipate incurring the remainder of the planned $25.0 million of the expense related to the 2014 Restructuring Plan by the end of 2015.

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

Infrastructure Services. Our Infrastructure Services segment provides program management services of field projects necessary to deploy, upgrade, maintain or decommission wireless outdoor networks. We support wireless carriers in their implementation of critical technologies such as long-term evolution, or 4G-LTE, the addition of new macro and outdoor small cell sites, increase of capacity at their existing cell sites through additional spectrum allocations, as well as other optimization and maintenance activities at cell sites. When a network provider requests our services to build or modify a cell site, our Infrastructure Services segment is able to: (i) handle the required pre-construction leasing, zoning, permitting and entitlement activities for the acquisition of the cell site, (ii) prepare site designs, structural analysis and certified drawings, and (iii) manage the construction or modification of the site including tower-top and ground equipment installation. These services are managed by our wireless project and construction managers and are performed by a combination of scoping engineers, real estate specialists, ground crews, line and antenna crews and equipment technicians, either employed by us or retained by us as subcontractors. In the long term, we believe the expansion of our relationships with certain carriers will provide for sustainable growth for this business.

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

Customers

Although we served over 100 customers in 2014, the vast majority of our revenues are from subsidiaries of AT&T Inc. and DIRECTV. Our customer list includes several of the largest carriers and OEMs in the telecommunications industry. Revenues earned from customers other than subsidiaries of AT&T Inc. and DIRECTV was 15.9% and 9.6% of our total revenues for the six months ended June 30, 2014 and 2015, respectively. On May 18, 2014, AT&T Inc. and DIRECTV announced that they had entered into a merger agreement pursuant to which DIRECTV would merge with a subsidiary of AT&T Inc.  The closing of the merger was subject to several conditions, including review and approval by the Federal Communications Commission (“FCC”) and the Department of Justice.  In July of 2015, AT&T completed the acquisition of DIRECTV after the FCC granted approval of the merger. With the consummation of the merger, our revenues have become more concentrated and dependent on our relationship with AT&T Inc. and to the extent that our performance does not meet this customer’s expectations, or our reputation or relationships with this key customer becomes impaired, we could lose future business with this customers, which could materially adversely affect our ability to generate revenue. AT&T and DIRECTV collectively represented approximately 87.2% of revenues for the year ended December 31, 2014, and 84.1% and 90.4% for the six months ended June 30, 2014 and 2015, respectively.

AT&T

We provide site acquisition, construction, technology upgrades, Fiber to the Cell and maintenance services for AT&T Mobility, LLC, or AT&T, at cell sites in 7 of 31 distinct AT&T markets, or Turf Markets, as the sole, primary or secondary vendor, pursuant to a multi-year MSA that we entered into with AT&T and have amended and replaced from time to time. We refer to our MSAs with AT&T related to its turf program collectively as the “Mobility Turf Contract.” We have generated an aggregate of approximately $3.4 billion of revenue from subsidiaries of AT&T Inc., excluding DIRECTV, collectively for the period from January 1, 2009 through June 30, 2015.

We recently restructured our Mobility Turf Contract to consist of a general MSA with subordinate MSAs governing the services we provide thereunder. Effective January 14, 2014, we entered into the general MSA and a subordinate MSA governing site acquisition services, and on September 1, 2014, we entered into a subordinate MSA governing program management, project management, architecture and engineering, construction management and equipment installation services, or the Subordinate Construction MSA. The services governed by these subordinate MSAs were formerly provided pursuant to our previous Mobility Turf Contract. The general MSA provides for a term expiring on August 31, 2016, and the Subordinate Construction MSA provides for a term expiring on August 31, 2017. AT&T has the option to renew both contracts on a yearly basis thereafter.

During the second quarter of 2014, AT&T deferred certain capital expenditures with us. We began to see an impact to the volume of services provided to subsidiaries of AT&T Inc. in the second quarter of 2014 due to the deferral of these AT&T capital expenditures, and we expect this impact to continue throughout 2015.  On November 7, 2014, AT&T announced that as a result of the substantial completion of the expansion of its 4G-LTE network, its capital expenditures will decrease in 2015. In the first quarter of 2015, reductions in capital expenditures by AT&T have been most heavily concentrated on new site builds and microwave backhaul and small cell projects, all of which are services that we provide to AT&T. In addition, AT&T’s 2015 wireless capital expenditure plan includes the reassignment of the Missouri Turf Market, one of our smaller Turf Markets, to other turf vendors and, in an effort to diversify AT&T’s supplier base, the rebalancing away from us of the work assigned in certain other Turf Markets. We expect the deferrals, the announced reduction in AT&T’s 2015 capital expenditures and the Turf Market rebalancing will significantly reduce our 2015 revenues compared to 2014 and will have a material adverse impact to our business, financial condition and results of operations.

DIRECTV

With the acquisition of Multiband, DIRECTV became our second largest customer. The relationship between Multiband and DIRECTV has lasted for over 18 years and is essential to the success of our Field Services segment’s operations. We are one of three in-home installation providers that DIRECTV utilizes in the United States, and during the year ended December 31, 2014, Multiband performed 28.0% of all DIRECTV’s outsourced installation, upgrade and maintenance activities. Our contract with DIRECTV has a term expiring on October 15, 2018, and contains an automatic one-year renewal. The contract may be terminated with 180 days’ notice by either party.

Alcatel-Lucent

On July 15, 2014, we entered into a three-year MSA with Alcatel-Lucent, effective as of June 30, 2014, or the 2014 Alcatel-Lucent Contract. Pursuant to the 2014 Alcatel –Lucent Contract, we will provide, upon request, certain services, including deployment engineering, integration engineering, radio frequency engineering and other support services to Alcatel-Lucent. We have experienced a decline in the amount of legacy work that we have performed for Alcatel-Lucent and we expect this decline to continue through the remainder of 2015 as we continue to seek to obtain work from Alcatel-Lucent on newer technologies. The 2014 Alcatel-Lucent Contract has an initial term ending June 30, 2017, after which the parties may mutually agree to extend the term on a yearly basis.

Sprint

In May 2012, we entered into an MSA with Sprint to provide decommissioning services for Sprint’s iDEN (push-to-talk) network to remove equipment from Sprint’s network that is no longer in use and restore sites to their original condition. The Sprint Agreement had an initial term of five years, and automatically renews on a monthly basis thereafter unless notice of non-renewal is provided by either party. As of December 31, 2014, we completed the decommissioning work for Sprint under the Sprint Agreement. We recently began providing radio frequency return engineering services to Sprint. We have established a strong performance record with Sprint, and we are working to grow and evolve our relationship with Sprint in the future.

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

	June 30, 2014	June 30, 2015
Segments	(In millions)
Professional Services	$259.4	$187.8
Infrastructure Services	1,225.4	816.5
Field Services	425.2	436.0
Total estimated backlog	$1,910.0	$1,440.3

We expect to recognize approximately $370.0 million of our estimated backlog over the next six months ending December 31, 2015. The vast majority of estimated backlog as of June 30, 2015 originated from multi-year customer relationships, primarily with AT&T and DIRECTV.

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

Our Field Services segment revenues are derived from the installation and service of DIRECTV video programming systems for both residential and commercial customers through work order fulfillments under a contract with DIRECTV.

The following table presents our gross deferred project revenue and deferred project cost balances as of December 31, 2014 and June 30, 2015, which have been presented net on a project basis in the accompanying financial statements (in thousands):

	December 31, 2014	June 30, 2015
Deferred project revenue (gross)	$(155,384)	$(60,522)
Deferred project cost (gross)	200,477	97,659
Net deferred project cost	$45,093	$37,137

Costs in excess of billings on uncompleted projects	$81,409	$47,059
Billings in excess of costs on uncompleted projects	(36,316)	(9,922)
Net deferred project cost	$45,093	$37,137

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

Results of Operations

Three Months Ended June 30, 2015 Compared to the Three Months June 30, 2014

The following table sets forth information concerning our operating results by segment for the three months ended June 30, 2014 and 2015 (in thousands):

	Three Months Ended June 30,
	2014		2015
		Percentage of		Percentage of
	Amount	Total Revenue	Amount	Total Revenue	Change ($)	Change (%)
Revenues:
Professional Services	$24,415	9.0%	$16,483	8.8%	$(7,932)	(32.5)%
Infrastructure Services	182,409	67.4%	109,835	58.8%	(72,574)	(39.8)%
Field Services	63,740	23.6%	60,356	32.3%	(3,384)	(5.3)%
Total revenues	270,564	100.0%	186,674	100.0%	(83,890)	(31.0)%
Cost of revenues:
Professional Services	23,758	8.8%	15,189	8.1%	(8,569)	(36.1)%
Infrastructure Services	153,113	56.6%	95,374	51.1%	(57,739)	(37.7)%
Field Services	57,459	21.2%	49,689	26.6%	(7,770)	(13.5)%
Total cost of revenues	234,330	86.6%	160,252	85.8%	(74,078)	(31.6)%
Gross profit:
Professional Services	657		1,294		637	97.0%
Infrastructure Services	29,296		14,461		(14,835)	(50.6)%
Field Services	6,281		10,667		4,386	69.8%
Total gross profit	36,234		26,422		(9,812)	(27.1)%

Gross margin as percent of segment revenues:
Professional Services	2.7%		7.9%
Infrastructure Services	16.1%		13.2%
Field Services	9.9%		17.7%
Total gross margin	13.4%		14.2%

Selling, general and administrative expenses	28,392	10.5%	21,880	11.7%	(6,512)	(22.9)%
Restructuring expense	2,726	1.0%	2,671	1.4%	(55)	(2.0)%
Impairment expense	-	-	500	0.3%	500	n/a
Other operating (income) expense	(1,569)	(0.6)%	-	(0.0)%	1,569	n/a
Operating income	6,685	2.5%	1,371	0.7%	(5,314)	(79.5)%
Other (income) loss	(15)	(0.0)%	-	-	15	n/a
Interest income	-	-	(37)	(0.0)%	(37)	n/a
Interest expense	11,467	4.2%	11,090	5.9%	(377)	(3.3)%
Loss before income taxes	(4,767)	(1.8)%	(9,682)	(5.2)%	(4,915)	103.1%
Income tax expense	116	0.0%	66	0.0%	(50)	(43.1)%
Net loss	$(4,883)	(1.8)%	$(9,748)	(5.2)%	$(4,865)	99.6%

Revenues

We recognized total revenues of $186.7 million for the three months ended June 30, 2015, compared to $270.6 million for the three months ended June 30, 2014, representing a decrease of $83.9 million, or 31.0%. Our aggregate revenue from subsidiaries of AT&T Inc., other than DIRECTV, a majority of which was earned through our Infrastructure Services segment, was $108.4 million for the three months ended June 30, 2015, compared to $182.4 million in the same period of 2014. A significant amount of the decrease in our total revenues was due to a decrease of $74.0 million resulting from a decline in the volume of services provided to subsidiaries of AT&T Inc., reduced pricing under the AT&T Mobility Turf Contract and a $10.4 million decline in services provided to Sprint due to the completion of the decommissioning program, as discussed above under “—Customers—Sprint.”

Revenues for the Professional Services segment decreased $7.9 million, or 32.5%, to $16.5 million for the three months ended June 30, 2015 compared to $24.4 million for the three months ended June 30, 2014.  This decrease was primarily due to decreased volume of services provided to Alcatel-Lucent and AT&T that are included within our Professional Services segment. Our aggregate revenue from Alcatel-Lucent for the three months ended June 30, 2015 was $6.0 million compared to $10.7 million in the same period of 2014, a decrease of $4.7 million. We also had a decline of $3.5 million in the AT&T small cell and DAS services volume from the same period in prior year 2014. As discussed under “–Customers–Alcatel-Lucent”, above, we expect our aggregate revenues from Alcatel-Lucent to decline in future periods.

Revenues for the Infrastructure Services segment decreased by $72.6 million or 39.8% to $109.8 million for the three months ended June 30, 2015 compared to $182.4 million for the three months ended June 30, 2014. The decrease was primarily due to the decrease in the volume of projects completed and reduced pricing under our AT&T Mobility Turf Contract.  With the completion of the accelerated deployment of 4G-LTE networks by our largest customers, the volume and favorability of the mix of our services has decreased in the three months ended June 30, 2015 due to fewer new site builds.

Revenues for the Field Services segment decreased by $3.4 million, or 5.3%, to $60.4 million for the three months ended June 30, 2015 as compared to $63.7 million for the three months ended June 30, 2014. The decline in the Field Service segment revenue is due primarily to the completion of the internet installation service contract with Wild Blue. Revenue for the Wild Blue contract provided for over 2% of total revenue for the Field Services segment during the same period in 2014.

Cost of Revenues

Our cost of revenues for the three months ended June 30, 2015 of $160.3 million decreased $74.1 million or 31.6% as compared to $234.3 million during the three months ended June 30, 2014, and occurred during a period when revenues decreased 31.0% from the comparative period. Gross margins for the three months ended June 30, 2015 of 14.2% increased from 13.4% from the same period in 2014, as result of our efforts to streamline and align costs with projected demand. We expect our costs to continue to align with customer demand and a shift in the mix of services, towards services that provide a lower margin, through the remainder of 2015.

Cost of revenues for the Professional Services segment decreased $8.6 million to $15.2 million for the three months ended June 30, 2015 from $23.8 million during the same period in 2014. Gross margins for the three months ended June 30, 2015 were 7.9%, an increase from 2.7% during the same period in 2014, as we continue to take steps to better align this segment with projected demand. During the three months ended June 30, 2015, in connection with the 2014 Restructuring Plan, headcount for the Professional Services segment was reduced by over 10% in an effort to bring costs more in line with projected demand.

Cost of revenues for the Infrastructure Services segment decreased $57.7 million, or 37.7%, to $95.4 million for the three months ended June 30, 2015 from $153.1 million during the same period of 2014.  Gross margin for the three months ended June 30, 2015 of 13.2% decreased from 16.1% during the same period in 2014. Margins for the three months ended June 30, 2014 had increased from 11.7% during the same period in 2013 as a result of a favorable product mix with the build out of projects related to 4G-LTE site acquisitions and new site build projects. For the three months ended June 30, 2015, cost of revenues have decreased at a slower rate than the decrease in revenue due to a change in the mix of our services towards services that provide for lower margins. During the three months ended June 30, 2015, in connection with the 2014 Restructuring Plan, headcount for the Infrastructure Services segment was reduced by 8% in an effort to bring costs more in line with projected demand.

Cost of revenues for the Field Services segment decreased $7.8 million, or 13.5%, to $49.7 million for three months ended June 30, 2015, compared to $57.5 million for the same period in 2014. The decrease in the cost of revenues is primarily due to the decrease in revenues combined with reductions in our expenses for workmen’s compensation claims, reduced technician churn rate, streamlined execution, re-engineering of the deployment model and a project mix with better margins.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2015 was $21.9 million compared to $28.4 million for the same period of 2014, representing an overall decrease of $6.5 million, or 22.9%. The decrease during the period is primarily attributable to (i) a decrease of $4.4 million in employee related costs attributable to the decline in headcount of over 30% from the same period in 2014 (ii) a decrease of $0.7 million in travel and entertainment costs (iii) a decrease of $0.5 million in professional fees and (iv) a decrease of $0.8 million in other expenses offset by an increase of $0.8 million in computer and technology costs driven by the transition to a single Enterprise Resource Planning system for our Company. During the three months ended June 30, 2015, in connection with the 2014 Restructuring Plan, selling, general and administrative employee headcount was reduced by 7% in an effort to bring costs more in line with projected demand.

Interest Expense

Interest expense for the three months ended June 30, 2015 and 2014 was $11.1 million and $11.5 million, respectively. This decrease is primarily due to the discontinuation of additional interest penalties that were accrued during the three months ended June 30, 2014 as a result of the delayed registration of the exchange offer for the Tack-On Notes.

Income Tax Expense

As a result of a change in state income tax rates, we recorded income tax expense of $0.1 million for the three months ended June 30, 2015, compared to tax expense of $0.1 million for the same period of 2014. Our effective income tax rate was 0.7% and 2.4% for the three months ended June 30, 2015 and 2014, respectively. The primary difference in the effective tax rate for the three months ended June 30, 2015 was due to the valuation allowance recorded during the period.

Restructuring and Impairment Expense

The 2014 Restructuring Plan was approved, committed to and initiated during the second quarter of 2014 to further improve efficiencies in our operations. Restructuring expense for the three months ended June 30, 2015 was $2.7 million, which was primarily related to the reduction in headcount across our business segments to realign our cost structure with our projected demand. We anticipate annual cost savings of over $50 million as a result of the 2014 Restructuring Plan and other various cost reductions. We recorded an impairment charge of $0.5 million related to the Multiband headquarters building in Minnetonka, Minnesota, which is currently held for sale during the three months ended June 30, 2015, as a result of the decline in the fair value of the building.

Results of Operations

Six Months Ended June 30, 2015 Compared to the Six Months June 30, 2014

The following table sets forth information concerning our operating results by segment for the three months ended June 30, 2014 and 2015 (in thousands):

	Six Months Ended June 30
	2014		2015
		Percentage of		Percentage of
	Amount	Total Revenue	Amount	Total Revenue	Change ($)	Change (%)
Revenues:
Professional Services	$46,612	8.8%	$30,404	7.6%	$(16,208)	(34.8)%
Infrastructure Services	357,035	67.7%	250,426	62.6%	(106,609)	(29.9)%
Field Services	123,508	23.4%	119,215	29.8%	(4,293)	(3.5)%
Total revenues	527,155	100.0%	400,045	100.0%	(127,110)	(24.1)%
Cost of revenues:
Professional Services	44,973	8.5%	29,352	7.3%	(15,621)	(34.7)%
Infrastructure Services	299,347	56.8%	227,257	56.8%	(72,090)	(24.1)%
Field Services	113,214	21.5%	97,483	24.4%	(15,731)	(13.9)%
Total cost of revenues	457,534	86.8%	354,092	88.5%	(103,442)	(22.6)%
Gross profit:
Professional Services	1,639		1,052		(587)	(35.8)%
Infrastructure Services	57,688		23,169		(34,519)	(59.8)%
Field Services	10,294		21,732		11,438	111.1%
Total gross profit	69,621		45,953		(23,668)	(34.0)%

Gross margin as percent of segment revenues:
Professional Services	3.5%		3.5%
Infrastructure Services	16.2%		9.3%
Field Services	8.3%		18.2%
Total gross margin	13.2%		11.5%

Selling, general and administrative expenses	60,462	11.5%	50,173	12.5%	(10,289)	(17.0)%
Restructuring expense	2,726	0.5%	9,009	2.3%	6,283	230.5%
Impairment expense	-	-	2,775	0.7%	2,775	n/a
Other operating (income) expense	(1,569)	(0.3)%	-	-	1,569	(100.0)%
Operating income (loss)	8,002	1.5%	(16,004)	(4.0)%	(24,006)	(300.0)%
Other (income) loss	(46)	(0.0)%	-	-	46	(100.0)%
Interest income		-	(73)	(0.0)%	(73)	n/a
Interest expense	23,154	4.4%	21,945	5.5%	(1,209)	(5.2)%
Loss before income taxes	(15,106)	(2.9)%	(37,876)	(9.5)%	(22,770)	150.7%
Income tax expense	65	0.0%	397	0.1%	332	510.8%
Net loss from continuing operations	(15,171)	(2.9)%	(38,273)	(9.6)%	(23,102)	152.3%

Revenues

We recognized total revenues of $400.0 million for the six months ended June 30, 2015, compared to $527.1 million for the six months ended June 30, 2014, representing a decrease of $127.1 million, or 24.1%. Our aggregate revenue from subsidiaries of AT&T Inc., other than DIRECTV, a majority of which was earned through our Infrastructure Services segment, was $243.5 million for the six months ended June 30, 2015, compared to $328.6 million in the same period of 2014. A significant amount of the decrease in our total revenues was due to a decrease of $85.2 million resulting from a decline in the volume of services provided to subsidiaries of AT&T Inc., reduced pricing under the AT&T Mobility Turf Contract and a $19.7 million decline in services provided to Sprint due to the completion of the decommissioning program, as discussed above under “—Customers—Sprint.”

Revenues for the Professional Services segment decreased $16.2 million, or 34.8%, to $30.4 million for the six months ended June 30, 2015 compared to $46.6 million for the six months ended June 30, 2014.  This decrease was primarily due to the decreased volume of services provided to Alcatel-Lucent and AT&T that are included within our Professional Services segment. Our aggregate revenue from Alcatel-Lucent for the six months ended June 30, 2015 was $13.6 million compared to $21.4 million in the same period of 2014, a decrease of $7.8 million. Our AT&T small cell and DAS services volume also declined by $9.3 million compared to the same period in 2014. Our decline in revenue was offset slightly by an increase in frequency spectrum, engineering and optimization projects. As discussed under “–Customers–Alcatel-Lucent” above, we expect our aggregate revenues from Alcatel-Lucent to decline in future periods.

Revenues for the Infrastructure Services segment decreased by $106.6 million or 29.9% to $250.4 million for the six months ended June 30, 2015 compared to $357.0 million for the six months ended June 30, 2014. The decrease was primarily due to the decrease in the volume of projects completed, project mix changes and reduced pricing under our AT&T Mobility Turf Contract.  During the second quarter of 2014, AT&T deferred certain capital expenditures with us by instructing us to cease work on a number of projects upon reaching the next milestone.  With the wind down of the accelerated deployment of 4G-LTE networks by our largest customers, the volume and favorability of the mix of our services has decreased as we have had fewer new site builds in the six months ended June 30, 2015 than the six months ended June 30, 2014.

Revenues for the Field Services segment decreased by $4.3 million, or 3.5%, to $119.2 million for the six months ended June 30, 2015 in comparison to revenue of $123.5 million for the same period in 2014 due primarily to the $3.5 million decline in revenue due to the completion of the Wild Blue contract.

Cost of Revenues

Our cost of revenues for the six months ended June 30, 2015 of $354.1 million decreased $103.4 million or 22.6% as compared to $457.5 million in the same period in 2014, and occurred during a period when revenues decreased 24.1% from the comparative period. Gross margin decreased to 11.5% for the three months ended June 30, 2014 from 13.2% from the same period in prior year.   The overall decrease is due primarily to the decline in revenue for the Infrastructure Services segment. Cost cutting initiatives were initiated in March 2015 and have continued throughout the six months ended June 30, 2015. Overall, cost of revenues declined slower than revenue as a result of the deferral in our cost cutting initiatives while waiting for further validation of customer build plans, which resulted in increased costs on completed projects recognized in the six months ended June 30, 2015. We also saw a change in the mix of our services to services with lower margins during the six months ended June 30, 2015. In connection with the 2014 Restructuring Plan, headcount was reduced by over 15% from December 31, 2014 in an effort to bring costs more in line with projected demand. We expect our costs to continue to better align with customer demand through the remainder of 2015.

Cost of revenues for the Professional Services segment decreased $15.6 million to $29.4 million for the six months ended June 30, 2015 from $45.0 million during 2014. The 34.7% decrease is primarily related to a 34.8% decline in revenues for the Professional Services segment compared to the same period in 2014. We continue to take steps to better align the Professional Services segment with projected demand. During the six months ended June 30, 2015, in connection with the 2014 Restructuring Plan, headcount for the Professional Services segment was reduced by over 26% from December 31, 2014 in an effort to bring costs more in line with projected demand.

Cost of revenues for the Infrastructure Services segment decreased $72.1 million or 24.1% to $227.3 million for the six months ended June 30, 2015 from $299.3 million for the same period of 2014.  The majority of the decrease was related to the 29.9% decline in revenues for the Infrastructure Services segment compared to the same period of 2014. Cost of revenues decreased at a slower rate than the decrease in revenues due to a change in the mix of our services to services with lower margins, the completion of deferred projects for AT&T only to the point of milestones with lower margins and the deferral in cost cutting initiatives. During the six months ended June 30, 2015, in connection with the 2014 Restructuring Plan, headcount for the Infrastructure Services segment was reduced by over 36% from December 31, 2014 in an effort to bring costs more in line with projected demand.

Cost of revenues for the Field Services segment decreased $15.7 million to $97.5 million for the six months ended June 30, 2015, compared to $113.2 million for the same period in 2014. The decrease in the cost of revenues is due to a reduction in our the expected expenses for workmen’s compensation claims, reduced technician churn rate, reduced fleet expenses, streamlined execution, re-engineering of the deployment model and a project mix with better margins.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended June 30, 2015 was $50.2 million as compared to $60.5 million for the same period of 2014, representing an overall decrease of $10.3 million, or 17.0%. The decrease during the period is primarily attributable to (i) a decrease of $5.0 million in employee related costs, (ii) a decrease $1.2 million in travel and entertainment costs, (iii) a decrease of $1.2 million in professional fees and related costs and (iv) a decrease of $1.9 million in other expenses, including a $0.7 million reduction in the fair value of the earn-out obligation related to the acquisition of CSG. During the six months ended June 30, 2015, in connection with the 2014 Restructuring Plan, selling, general and administrative employee headcount was reduced by over 20% from December 31, 2014 in an effort to bring costs more in line with projected demand.

Interest Expense

Interest expense for the six months ended June 30, 2015 and 2014, was $21.9 million and $23.2 million, respectively. This decrease is primarily due to the discontinuation of additional interest penalties that were accrued during the six months ended June 30, 2014 as a result of the delayed registration of the exchange offer for the Tack-On Notes.

Income Tax Expense

As a result of a change in deferred tax liabilities and state income tax rates, we recorded income tax expense of $0.4 million for the six months ended June 30, 2015, compared to the tax expense of $0.1 million for the same period of 2014. Our effective income tax rate was 0.7% and 0.4% for the six months ended June 30, 2015 and 2014, respectively. The primary difference in the effective tax rate for the six months ended June 30, 2015 was due to the valuation allowance recorded during the period.

Restructuring and Impairment Expense

The 2014 Restructuring Plan was approved, committed to and initiated during the second quarter of 2014 to further improve efficiencies in our operations. Restructuring expense for the six months ended June 30, 2015 was $9.0 million, which was primarily related to the reduction in headcount across our business segments to realign our cost structure with our projected demand. We anticipate annual cost savings of over $50 million as a result of the 2014 Restructuring Plan and other various cost reductions. In connection with the integration of Multiband, we impaired $2.3 million of certain internally developed software assets no longer in use. Additionally, we recorded an impairment charge of $0.5 million during the three months ended June 30, 2015, in connection with a decline in the fair value of the Multiband headquarters building in Minnetonka, Minnesota. A total of $2.8 million in impairment charges were recorded in the consolidated statements of operations and comprehensive loss on such building.

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

Currently, our primary sources of liquidity are currently cash flows from continuing operations, funds available under our credit facility, or the Credit Facility, with PNC Bank, National Association, or PNC Bank, and our cash balances. We had $76.7 million and $53.8 million of cash on hand at December 31, 2014 and June 30, 2015, respectively. We expect our cash levels to decline through the remainder of 2015.  Our Credit Facility permits us to borrow up to $50.0 million, subject to a borrowing base calculation and compliance with certain covenants described below. We had $25.3 million and $18.8 million of availability for additional borrowings under our Credit Facility as of June 30, 2014 and 2015, respectively.

We anticipate that our future primary liquidity needs will be for working capital, debt service, including interest payments of $19.7 million on the notes each January 1 and July 1 until the notes mature in full on July 1, 2018, capital expenditures and any strategic acquisitions or investments that we make. We evaluate opportunities for strategic acquisitions and investments from time to time that may require cash and we may consider opportunities to either repurchase outstanding debt or repurchase outstanding shares of our common stock in the future. Such repurchases, if any, may be made through open market or privately negotiated transactions with third parties or pursuant to one or more tender or exchange offers or otherwise, upon such terms and at such prices as we may determine. Whether we effect any such repurchases will depend on a number of factors, including prevailing market conditions, our liquidity requirements, contractual restrictions and prospects for future access to capital. We may also fund strategic acquisitions or investments with the proceeds from equity or debt issuances. We believe that, based on our cash balance, the availability we expect under the Credit Facility and our expected cash flow from operations, we will be able to meet all of our financial obligations for the next twelve months. However, a significant decline in our results from operations could affect our ability to make interest payments on the notes, and any failure to make such interest payments would cause us to not be in compliance with the covenants under the Indenture and the Credit Facility.

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

As of June 30, 2015, we had $31.1 million in working capital, defined as current assets less current liabilities, as compared to $59.0 million in working capital at December 31, 2014 and $34.8 million at June 30, 2014. We have generally used cash in operations in the first three months of a fiscal year which reduces our working capital when compared to the end of the prior year.  During the six months ended June 30, 2015, in addition to cash used in operations, we have used cash (i) to pay our semi-annual interest expense on the notes of $20.0 million, (ii) to pay severance benefits related to the 2014 Restructuring Plan of approximately $5.8 million and (iii) $4.0 million to cancel and settle a letter of credit in the amount of $4.0 million that we issued as a guarantee of a related party’s line of credit offset by cash provided from operations.

Supplier Finance Program

On May 8, 2014, we entered into an AT&T-sponsored vendor finance program with Citibank, N.A., or Citibank, that has the effect of reducing the collection cycle time on AT&T invoices. This program eliminates the one percent discount on each invoice offered to AT&T for payment within twenty days. We do, however, pay Citibank a discount fee of LIBOR (as defined) plus one percent per annum on the dollar amount of AT&T receivables sold to Citibank from the date of sale until the scheduled payment date of 60 days from acceptance of the invoice. This program has reduced collection time on AT&T invoices and significantly reduced the AT&T invoices subject to a one percent discount for early payment, therefore having a positive effect on working capital and our gross profit for the Infrastructure Services segment. Our election to move to this program does, however, cause AT&T receivables to be removed from the borrowing base calculation under the Credit Facility which has caused our borrowing based under the Credit Facility to be less than the maximum commitment under the Credit Facility of $50.0 million.

Cash Flow Analysis

The following table presents selected cash flow data for the three months ended June 30, 2014 and 2015. (in thousands):

	Six months ended June 30,
	2014	2015
Net cash provided by (used in) operating activities	$23,494	$(16,360)
Net cash used in investing activities	(6,464)	(2,010)
Net cash used in financing activities	(5,732)	(4,512)
Effect of exchange rate changes on cash	—	28
Increase (Decrease) in cash	$11,298	$(22,854)

Operating Activities

Cash flow provided by or used in operations is primarily influenced by demand for our services, operating income and the type of services we provide, but can also be influenced by working capital needs such as the timing of customer billing, collection of receivables and the settlement of payables and other obligations.

Net cash provided by (used in) operating activities increased by $39.9 million to $16.4 million for the six months ended June 30, 2015, as compared to the net cash provided by operating activities of $23.5 million during the same period in 2014. This change is primarily attributable to the increase in net loss and the decrease in accounts payable offset by collections on accounts receivables and the increase in the net deferred position on uncompleted projects.

Investing Activities

Net cash used in investing activities decreased by $4.5 million to $2.0 million for the six months ended June 30, 2015 as compared to the same period in 2014 primarily related to activities for the construction of a DAS system which began in 2014. We have leased the right to use the DAS system to several major carriers.  The lease will begin upon completion of the DAS system and provide for a term of 10 years.

Financing Activities

Net cash used in financing activities decreased by $1.2 million to $4.5 million for the six months ended June 30, 2015, as compared to $5.7 million of net cash used in financing activities during the same period in 2014. The change was driven by a reduction in deferred financing costs from 2014. The Company’s financing activities consist primarily of payments on capital leases and debt issuance costs.

Material Covenants under our Indenture and Credit Facility

We are subject to certain incurrence and maintenance covenants under the indenture governing the notes, or the Indenture, and the Credit Facility, as described below.

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

Under the terms of the Indenture, we are required to meet certain ratio tests giving effect to anticipated transactions, including borrowing debt and making restricted payments prior to entering these transactions. Under the Indenture, these ratio tests include a Fixed Charge Coverage Ratio of at least 2.00 to 1.00 (which ratio was 1.32 to 1.00 at June 30, 2015) and a Total Leverage Ratio not greater than 2.50 to 1.00 (which ratio was 5.92 to 1.00 at June 30, 2015). The holders of the notes granted a waiver to these covenants in conjunction with the issuance of the tack-on notes, and we have not entered into any other transaction that requires it to meet these tests as of June 30, 2015.  Had we been required to meet these ratio tests as of June 30, 2015, we would not have met the Fixed Charge Coverage Ratio or the Total Leverage Ratio.

Under the terms of the Credit Facility, we must maintain a Fixed Charge Coverage Ratio equal to at least 1.25 to 1.00 (which ratio was 1.36 to 1.00 at June 30, 2015) and a Leverage Ratio no greater than 5.00 to 1.00 (which ratio was 5.56 to 1.00 at June 30, 2015) during such time as a Triggering Event is continuing. A “Triggering Event” occurs when our undrawn availability (measured as of the last date of each month) on the Credit Facility has failed to equal at least $10 million for two consecutive months and continues until our undrawn availability equals $20 million for at least three consecutive months. We are only required to maintain such ratios at such time that a Triggering Event is in existence. Failure to comply with such ratios during the existence of a Triggering Event constitutes an Event of Default (as defined therein) under the Credit Facility. Had we been required to meet these ratio tests as of June 30, 2015, we would have met the Fixed Charge Coverage Ratio but would not have met the Leverage Ratio.

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

The following table reconciles our net income to EBITDA and EBITDA to Consolidated EBITDA (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2015	2014	2015
EBITDA and Consolidated EBITDA:
Net loss	$(4,883)	$(9,748)	$(15,171)	$(38,273)
Income tax expense	116	66	65	397
Interest expense, net	11,467	11,053	23,154	21,872
Depreciation and amortization	2,856	2,898	5,724	5,776
Total EBITDA	9,556	4,269	13,772	(10,228)
Share-based compensation (a)	1,010	968	2,045	2,930
Restructuring expense (b)	2,726	2,671	2,726	9,009
Amortization of debt issuance costs (c)	(865)	(937)	(1,735)	(1,811)
Asset impairments (d)	-	500	-	2,775
Consolidated EBITDA	$12,427	$7,471	$16,808	$2,675
(a)	Represents non-cash expense related to equity-based compensation.
(b)	Represents restructuring charges related to the 2014 Restructuring Plan.
(c)	Amortization of debt issuance costs is included in interest expense but excluded in the calculation of Consolidated EBITDA per the Indenture.
(d)	Represents impairment charges recognized on internally developed software and assets held for sale.

Capital Expenditures

As of December 31, 2014, we estimated that we would spend approximately $14.4 million in 2015 on capital expenditures. We have decreased our planned capital expenditures to $4.1 million for 2015 as we further assess our capital expenditure needs for the remainder of 2015.

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

Guarantees

We generally indemnify our customers for the services we provide under our contracts, as well as other specified liabilities, which may subject us to indemnity claims, liabilities and related litigation. At June 30, 2015, we are not aware of any asserted claims for material amounts in connection with these indemnity obligations.

Seasonality

Historically we have experienced seasonal variations in our business, primarily due to the capital planning cycles of certain of our customers. Generally, AT&T’s initial annual capital plans are not finalized to the project level until sometime during the first three months of the year, resulting in reduced capital spending in the first quarter relative to the rest of the year. These results in a significant portion of contracts related to our Infrastructure Services segment being completed during the fourth quarter of each year. Because we have adopted the completed contract method, we do not recognize revenue or expenses on contracts until we have substantially completed the contract. Accordingly, the recognition of revenue and expenses on contracts that span quarters may also cause our reported results of operations to experience significant fluctuations.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires our management to use judgment in the application of accounting policies, including making estimates and assumptions. We base estimates on our experience and on various other assumptions believed to be reasonable under the circumstances. These estimates affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, it is possible that different accounting would have been applied, resulting in a different presentation of our consolidated financial statements. From time to time, we re-evaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. We have reviewed and approved these significant accountings policies, which are further described under “Critical Accounting Policies and Estimates” and Note 2 to the Consolidated Financial Statements in the 2014 Annual Report.

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

Interest Rate Risk

The interest on outstanding balances under our Credit Facility accrues at variable rates based, at our option, on the agent bank’s base rate (as defined in the Credit Facility) plus a margin of between 1.50% and 2.00%, or at LIBOR (not subject to a floor) plus a margin of between 2.50% and 3.00%, depending on certain financial thresholds. We had no outstanding borrowings under our Credit Facility as of June 30, 2015. Our notes payable balance at June 30, 2015 is comprised of our notes due in 2018, which bear a fixed rate of interest of 12.125%. Due to the fixed rate of interest on the notes, changes in interest rates would not have an impact on the related interest expense.

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

Item 1A. Risk Factors

We derive the vast majority of our revenues from subsidiaries of AT&T Inc, including DIRECTV. The loss this customer or a reduction in this customer’s demand for our services would impair our business, financial condition and results of operations.

We derive the vast majority of our revenues from subsidiaries of AT&T Inc., including DIRECTV. We derived the following amounts of our revenue from these sources over the past three fiscal years and the six months ended June 30, 2015 (dollars in thousands):

	Years Ended December 31,						Six Months Ended June 30,
	2012		2013		2014		2015
	Revenue	Percent of Total	Revenue	Percent of Total	Revenue	Percent of Total	Revenue	Percent of Total
Subsidiaries of AT&T Inc., (excluding DIRECTV)	$532,082	87.3%	$662,758	71.1%	$797,452	66.5%	$243,545	60.9%
DIRECTV	—	—	92,425	9.9%	248,414	20.7%	118,100	29.5%
	$532,082	87.3%	$755,183	81.0%	$1,045,866	87.2%	361,645	90.4%

Because we derive the vast majority of our revenues from these customers, and certain of our services for AT&T are provided on a territory basis, with no required commitment for AT&T to spend a specified amount in such territory with us, we could experience a material adverse effect to our business, financial condition or results of operations if the amount of business we obtain from these customers is reduced. In July 24, 2015, AT&T Inc. and DIRECTV announced that they had merged.  With the consummation of the merger, our revenues have become more concentrated and dependent on our relationship with AT&T Inc., and to the extent that our performance does not meet its expectations, or our reputation or relationship with AT&T Inc. becomes impaired, we could lose future business with such customers, which could materially adversely affect our ability to generate revenue.

During the second quarter of 2014, AT&T deferred certain capital expenditures with us. We began to see an impact to the volume of services provided to subsidiaries of AT&T Inc. in the second quarter of 2014 due to the deferral of these AT&T capital expenditures and we expect this impact to continue throughout 2015.  On November 7, 2014, AT&T announced that as a result of the substantial completion of the expansion of its 4G-LTE network, its capital expenditures will decrease in 2015. In the first quarter of 2015, reductions in capital expenditures by AT&T have been most heavily concentrated on new site builds and microwave backhaul and small cell projects, all of which are services that we provide to AT&T. In addition, AT&T’s initial 2015 wireless capital expenditure plan includes the reassignment of the Missouri Turf Market, one of our smaller Turf Markets, to other turf vendors and, in an effort to diversify AT&T’s supplier base, the rebalancing away from us of the work assigned in certain other Turf Markets.  The deferrals, the announced reduction in AT&T’s 2015 capital expenditures and the Turf Market rebalancing has significantly reduce our 2015 revenues compared to 2014 and has had a material adverse impact to our business, financial condition and results of operations.

Our ability to borrow under the Credit Facility is subject to fluctuations of our borrowing base calculation due to the amount of our receivables with customers other than AT&T.

The borrowings available under the Credit Facility are subject to fluctuations in the calculation of a borrowing base, which is based on the value of our eligible accounts receivable and up to $10.0 million of eligible inventory. On May 8, 2014, we entered into an AT&T-sponsored vendor finance program to reduce our effective collection cycle time on AT&T invoices, but to facilitate the program, we amended the Credit Facility to remove the AT&T receivables as collateral thereunder. Our receivables with AT&T therefore no longer contribute to our borrowing base under the Credit Facility. The maximum commitment on the Credit Facility remains at $50.0 million, the net availability thereunder has declined compared to historical levels as a result of the elimination of the AT&T receivables from the borrowing base calculation. As of December 31, 2014, our borrowing base under the Credit Facility was $30.4 million and our availability for additional borrowings after giving effect to letters of credit was $26.4 million. Our borrowing base and availability for additional borrowings under the Credit Facility as of June 30, 2015 were each $18.8 million, respectively. The availability under the Credit Facility fluctuates with the level of receivables with customers other than AT&T and reduces as we collect receivables or if they are not paid within a certain period of time. If the value of our eligible inventory were to significantly decrease, it could also reduce our borrowing capacity. If our borrowing base is reduced below the level of outstanding borrowings on the Credit Facility, then a portion of the outstanding indebtedness under the Credit Facility could become due and payable. If that should occur, we may be forced to use the proceeds from the collection of receivables to repay the facility or we may be unable to repay all of our obligations under the Credit Facility, which could force us to sell significant assets or allow our assets to be foreclosed upon. Should our liquidity needs exceed our cash on hand and borrowings available under the Credit Facility, we would be required to obtain modifications of the Credit Facility or secure another source of financing to continue to operate our business, which may not be available at a favorable price, or at all.

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

GOODMAN NETWORKS INCORPORATED
Date: August 14, 2015	By:	/s/ Ron B. Hill
	Name:	Ron B. Hill
	Title:	Chief Executive Officer, President and Executive Chairman

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed Herewith
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