Form 10-Q
period 2015-09-30
Goodman Networks Inc
filed 2015-11-13
CIK 1335982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

or

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

As of November 13, 2015, there were 912,754 shares of the registrant’s common stock, $0.01 par value, outstanding.

*

The registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, but since January 1, 2015 has not been required to file such reports under such sections.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Goodman Networks Incorporated

Consolidated Balance Sheets

(In Thousands, Except Share Amounts and Par Value)

	December 31, 2014	September 30, 2015
Assets		(Unaudited)
Current Assets
Cash	$76,703	$37,333
Accounts receivable, net of allowances for doubtful accounts of $877 at December 31, 2014 and $197 at September 30, 2015, respectively	66,354	38,656
Unbilled revenue on completed projects	16,780	10,854
Costs in excess of billings on uncompleted projects	81,410	33,541
Inventories	18,638	15,678
Prepaid expenses and other current assets	6,727	5,082
Assets held for sale	4,000	3,500
Income tax receivable	513	576
Total current assets	271,125	145,220

Property and equipment, net of accumulated depreciation of $29,776 at December 31, 2014 and $33,088 at September 30, 2015, respectively	24,638	20,768
Deferred financing costs, net	14,491	11,434
Deposits and other assets	2,821	2,528
Insurance collateral	12,249	15,034
Intangible assets, net of accumulated amortization of $9,361 at December 31, 2014 and $13,719 at September 30, 2015, respectively	19,558	15,201
Goodwill	69,178	69,178
Total assets	$414,060	$279,363

Liabilities and Shareholders' Deficit
Current Liabilities
Accounts payable	$94,851	$57,081
Accrued expenses	73,574	51,347
Income taxes payable	1,783	154
Billings in excess of costs on uncompleted projects	36,316	8,982
Deferred revenue	426	986
Liabilities related to assets held for sale	3,646	3,522
Deferred rent - short term	188	148
Current portion of capital lease and notes payable obligations	1,366	1,224
	—
Total current liabilities	212,150	123,444

Notes payable	326,648	326,282
Capital lease obligations	1,045	479
Accrued expenses, non-current	8,484	7,878
Deferred revenue, non-current	8,874	10,282
Deferred tax liability, non-current	1,428	1,707
Deferred rent	454	429
Total liabilities	559,083	470,501

Shareholders' Deficit
Common stock, $0.01 par value, 10,000,000 shares authorized; 1,029,072 issued and 912,754 outstanding at December 31, 2014 and September 30, 2015	10	10
Treasury stock, at cost, 116,318 shares at December 31, 2014 and September 30, 2015	(11,756)	(11,756)
Additional paid-in capital	18,525	22,993
Accumulated other comprehensive income	14	26
Accumulated deficit	(151,816)	(202,411)
Total shareholders' deficit	(145,023)	(191,138)
Total liabilities and shareholders' deficit	$414,060	$279,363

See accompanying notes to the consolidated financial statements

Goodman Networks Incorporated

Consolidated Statements of Operations and Comprehensive Loss

(In Thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
Revenues	$363,790	$165,494	$890,945	$565,540
Cost of revenues	300,767	143,566	758,301	497,657
Gross profit (exclusive of depreciation and amortization included in selling, general and administrative expense shown below)	63,023	21,928	132,644	67,883
Selling, general and administrative expenses	27,924	22,610	88,386	72,784
Restructuring expense	4,653	501	7,379	9,510
Impairment expense	1,754	—	1,754	2,775
Other operating income	(1,666)	—	(3,235)	—
Operating income (loss)	30,358	(1,183)	38,360	(17,186)
Other income	(25)	—	(71)	—
Interest expense, net	11,188	11,053	34,342	32,925
Income (Loss) before income taxes	19,195	(12,236)	4,089	(50,111)
Income tax expense	2,092	87	2,157	484
Net income (loss)	$17,103	$(12,323)	$1,932	$(50,595)
Other comprehensive income:
Foreign currency translation adjustments	13	26	13	26
Comprehensive income (loss)	$17,116	$(12,297)	$1,945	$(50,569)

See accompanying notes to the consolidated financial statements

Goodman Networks Incorporated

Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2014	2015
Operating Activities
Net income (loss)	$1,932	$(50,595)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	4,400	4,195
Amortization of intangible assets	4,114	4,357
Amortization of debt discounts and deferred financing costs	2,548	2,691
Impairment charges	5,658	2,775
Change in estimate of doubtful accounts	588	(58)
Deferred tax expense	1,615	279
Share-based compensation expense	4,193	4,468
Accretion of contingent consideration	521	—
Change in fair value of contingent consideration	(9,519)	(726)
Change in fair value of guarantee of indebtedness	(1,500)	—
Loss on sale of property and equipment	242	105
Changes in:
Accounts receivable	36,646	27,756
Unbilled revenue	3,173	5,926
Costs in excess of billings on uncompleted projects	(4,565)	47,869
Inventories	(1,543)	2,960
Prepaid expenses and other assets	4,193	(890)
Accounts payable and other liabilities	(34,368)	(56,020)
Income taxes payable / receivable	14,545	(1,690)
Billings in excess of costs on uncompleted projects	2,835	(27,334)
Deferred revenue	9,286	1,968
Deferred rent	—	(110)
Net cash provided by (used in) operating activities	44,994	(32,074)

Investing Activities
Purchases of property and equipment	(14,639)	(2,518)
Proceeds from the sale of property and equipment	274	11
Change in due from shareholders	2	—
Net cash used in investing activities	(14,363)	(2,507)

Financing Activities
Proceeds from lines of credit	783,812	568,302
Payments on lines of credit	(783,812)	(568,302)
Payments on capital lease and notes payable obligations	(6,514)	(815)
Payments on contingent arrangements	(141)	—
Payments on guarantee arrangements	—	(4,000)
Payments for deferred financing costs	(1,237)	—
Proceeds from exercise of warrants and stock options	43	—
Net cash used in financing activities	(7,849)	(4,815)

Effect of exchange rate changes on cash	(4)	26
Increase (Decrease) in cash	22,778	(39,370)
Cash, Beginning of Period	59,439	76,703
Cash, End of Period	$82,217	$37,333

See accompanying notes to the consolidated financial statements

Goodman Networks Incorporated

Consolidated Statements of Cash Flows (Continued)

(In Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2014	2015
Supplemental Cash Flow Information
Cash paid for interest	$42,004	$40,156
Cash paid for income taxes	$1,136	$2,389

Supplemental Non-Cash Investing and Finance Activities
Purchase of property and equipment financed through capital leases and other financing arrangements	$887	$197

See accompanying notes to the consolidated financial statements

Goodman Networks Incorporated

Notes to Consolidated Financial Statements

Note 1. Organization and Business

Goodman Networks Incorporated, a Texas corporation (“Goodman Networks” and collectively with its subsidiaries, the “Company”), is a national provider of end-to-end network infrastructure and professional services to the wireless telecommunications industry and field services to the satellite television industry.  The Company’s wireless telecommunications services span the full network lifecycle, including the design, engineering, construction, deployment, integration, maintenance, and decommissioning of wireless networks.  Goodman Networks performs these services across multiple network infrastructures, including traditional cell towers as well as next generation small cell and distributed antenna systems (“DAS”).  The Company serves the satellite television industry by providing onsite installation, upgrade and maintenance of satellite television systems to both the residential and commercial markets.  These highly specialized and technical services are critical to the capability of the Company’s customers to deliver voice, data and video services to their end users.

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

The total amount of gross billings on uncompleted contracts as of December 31, 2014 and September 30, 2015 was $155.4 million and $51.5 million, respectively.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In August of 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delayed the effective date of ASU 2014-09 by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities should apply the guidance in ASU 2014-09 for annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. All other entities may apply the guidance in ASU 2014-09 earlier for annual reporting period beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities also may apply the guidance in ASU 2014-09 earlier for annual reporting period beginning after December 15, 2016, and interim reporting periods within annual reporting periods beginning one year after the annual reporting period in which the entity first applies the guidance in ASU 2014-09.  The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

On April 7, 2015, the FASB issued Accounting Standard Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), to simplify the presentation of debt issuance costs. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts.  The new standard is effective for the Company in the fiscal year beginning after December 15, 2015. ASU 2015-03 requires retrospective application. The Company has elected not to early adopt ASU No. 2015-03. The Company has evaluated the effect ASU 2015-03 and the new guidance will not have a material impact on the Company’s consolidated financial statements and related disclosures.

In April 2015, the FASB issued Accounting Standard Update No. 2015-05, Intangibles - Goodwill and Other - Internal-Use Software: Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement (“ASU 2015-05”). ASU 2015-05 provides guidance for evaluating whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the software license element of the arrangement should be accounted for consistently with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the arrangement should be accounted for as a service contract. ASU 2015-05 does not change the accounting for service contracts. As a result of ASU 2015-

05, all software licenses within the scope of the amendment will be accounted for consistently with other licenses of intangible assets. The new standard is effective for the Company in the fiscal year beginning after December 15, 2015. Early adoption is permitted. An entity can elect to adopt the amendments either: (1) prospectively to all arrangements entered into or materially modified after the effective date; or (2) retrospectively. The Company is evaluating the effect that ASU 2015-05 will have on its consolidated financial statements and related disclosures.

In July 2015, the FASB issued Accounting Standard Update No. 2015-11, Simplifying the Measurement of Inventory (“ASU 2015-11”), which requires in scope inventory to be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using last-in, first-out (LIFO) or the retail inventory method.   The amendments do not apply to inventory that is measured using LIFO or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. The ASU is effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. ASU 2015-11 requires prospective application, with earlier application permitted as of the beginning of an interim or annual reporting period. The Company is evaluating the effect that ASU 2015-11 will have on its consolidated financial statements and related disclosures.

Note 3. Property and Equipment

Property and equipment consisted of the following: (in thousands)

	December 31, 2014	September 30, 2015
Software	$21,730	$20,415
Computers and office equipment	10,182	10,257
Furniture and fixtures	2,483	2,388
Other equipment	4,266	4,326
Vehicles	297	281
Construction in process	12,116	12,746
Leasehold improvements	3,340	3,443
	54,414	53,856
Less accumulated depreciation and amortization	(29,776)	(33,088)
Property and equipment, net	$24,638	$20,768

Depreciation and amortization of property and equipment for the three months ended September 30, 2014 and 2015 was $1.5 million and $1.3 million, respectively, and $4.4 million and $4.2 million for the nine months ended September 30, 2014 and 2015, respectively. Depreciation and amortization of property and equipment has been recorded in selling, general and administrative expenses.

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

The Company recorded an impairment charge of $0.5 million during the nine months ended September 30, 2015, related to the Multiband headquarters building in Minnetonka, Minnesota. The building was listed for sale during the third quarter of 2014.  The assessed fair value of the building was based on the selling price of other assets within the surrounding area. The market price was reasonable in relation to the current selling price of similar assets on the market. During the nine months ended September 30, 2015, based on recent a proposal received on the sale of the building, the Company evaluated the carrying value against the fair value of the building, less costs that will be incurred to complete the sale of the building, and concluded that the value of the building was impaired. The measure in determining the fair value was based on significant inputs not observable in the market, which is referred to as a Level 3 input. Accordingly, an impairment charge has been included in the accompanying consolidated statements of operations and comprehensive loss. The building continues to be recorded in assets held for sale in the accompanying consolidated balance sheets.

During the nine months ended September 30, 2015, the Company decided to transition to a single Enterprise Resource Planning system for the consolidated Company. All development work on the inventory module for the discontinued system, which will be sunset upon transition, was ceased.  The Company impaired $2.3 million in internally developed software related to the transition to a single system, which represents the previously capitalized costs associated with these assets. The impairment expense is reflected in the Company’s consolidated statements of operation and comprehensive loss.

Note 4. Goodwill and Intangibles

The Company assesses goodwill and other intangible assets with indefinite lives for impairment annually in October and when an event occurs or circumstances change that would suggest a triggering event. If a triggering event is identified, a step one assessment is performed to identify any possible goodwill impairment in the period in which the event is identified. In connection with our annual assessment of goodwill during the fourth quarter of calendar year 2015, we will update our key assumptions, including our forecasts of revenue and income for each reporting unit. There can be no assurance that the revenue estimates and assumptions regarding forecasted cash flows, the impact of further declines with AT&T spending, or other inputs used in forecasting the present value of forecasted cash flows will prove to be accurate projections of future performance.

Determining the fair value of a reporting unit or an indefinite-lived intangible asset involves judgment and the use of significant estimates and assumptions, particularly related to future operating results and cash flows. These estimates and assumptions include, but are not limited to, revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions and identification of appropriate market comparable data. Preparation of forecasts and the selection of the discount rate involve significant judgments that we base primarily on existing firm orders, expected future orders, and general market conditions. Significant changes in these forecasts, the discount rate selected, or the weighting of the income and market approach could affect the estimated fair value of one or more of our reporting units and could result in a goodwill impairment charge in a future period. In addition, the identification of reporting units and the allocation of assets and liabilities to the reporting units when determining the carrying value of each reporting unit also requires judgment. All of these factors are subject to change with a change in the telecommunication services industry or larger macroeconomic environment.

The estimated fair values of each of our Infrastructure Segment (“IS”) and Field Service (“FS”) reporting units have historically substantially exceeded their respective carrying values and further passed the qualitative analysis performed on October 1, 2015.  However, our CND reporting unit which is part of our Professional Services (“PS”) segment, and represents a carrying value of $8.6 million in goodwill as of September 30, 2015, did not pass the qualitative analysis due to substantial declines in its forecasted revenue and margins and market performance of comparable public companies at October 1, 2015.  The Company is in the process of completing a quantitative analysis of the fair value of the CND reporting unit.  Depending on the results of this analysis, an impairment charge could be necessary.

The changes in goodwill, by business segment for the nine months ended September 30, 2015 are as follows (in thousands):

	Professional Services	Infrastructure Services	Field Services	Other Services	Total
Goodwill at December 31, 2014	$8,648	$1,882	$58,648	$—	$69,178
Impairment adjustments	—	—	—	—	—
Goodwill at September 30, 2015	$8,648	$1,882	$58,648	$—	$69,178

Intangible assets were as follows (in thousands):

	September 30, 2015
	Gross Carrying Amount	Accumulated Amortization	Impairment Charges	Intangible Assets, net
Customer contracts	$13,900	$3,087	—	$10,813
Customer relationships	6,610	3,743	—	2,867
Tradename	3,860	3,860	—	—
Noncompete agreements	3,150	1,629	—	1,521
Customer backlog	1,400	1,400	—	—
Total	$28,920	$13,719	$-	$15,201

Amortization of intangible assets was $1.3 million and $1.5 million for the three months ended September 30, 2014 and 2015, respectively, and $4.1 million and $4.4 million for the nine months ended September 30, 2014 and 2015, respectively.

Note 5. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31, 2014	September 30, 2015
Employee compensation and related costs	$27,125	$22,204
Sales and use tax payable	8,782	5,187
Accrued job loss	1,375	838
Accrued interest	19,723	9,871
Guarantee of indebtedness	4,000	—
Workers' compensation, current	4,259	3,149
Accrued restructuring costs, current	1,714	4,263
Other, current	6,596	5,835
Total accrued expenses, current	$73,574	$51,347

Contingent consideration, non-current	$726	—
Workers' compensation, non-current	7,071	6,188
Accrued restructuring & other costs, non-current	687	1,690
Total accrued expenses, non-current	$8,484	$7,878

Note 6. Notes Payable and Line of Credit

Notes payable consist of the following (in thousands):

	December 31, 2014	September 30, 2015
Senior secured notes due July 1, 2018, net of discount of $1,944 and $1,530 as of December 31, 2014 and September 30, 2015 respectively, with stated interest of 12.125%	$223,056	$223,470
Senior secured notes due July 1, 2018, including a premium of $3,592 and $2,812 as of December 31, 2014 and September 30, 2015 respectively, with stated interest of 12.125%	103,592	102,812
	326,648	326,282
Less: current portion	—	—
Notes payable, net of current portion	$326,648	$326,282

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

The Notes: (i) are general senior secured obligations; (ii) are guaranteed by the Company’s existing and future wholly owned material domestic subsidiaries; (iii) rank pari passu in right of payment with all of the Company’s existing and future indebtedness that is not subordinated; (iv) are senior in right of payment to any of the Company’s existing and future subordinated indebtedness; (v) are structurally subordinated to any existing and future indebtedness and other liabilities of the Company’s non-guarantor subsidiaries; and (vi) are effectively junior to all obligations under the Credit Facility to the extent of the value of the collateral securing the Credit Facility on a first priority basis.

The Company may currently redeem some or all of the Notes at a premium that will decrease over time plus accrued and unpaid interest.

The terms of the Indenture require the Company to meet certain ratio tests giving effect to anticipated transactions, including borrowing debt and making restricted payments prior to entering these transactions.  These ratio tests are, as defined per the Indenture, a Fixed Charge Coverage Ratio of at least 2.00 to 1.00 (which was 0.52 to 1.00 at September 30, 2015) and a Total Leverage Ratio not greater than 2.50 to 1.00 (which was 15.22 to 1.00 at September 30, 2015).  The holders of the Notes granted a waiver to these covenants in conjunction with the issuance of the Tack-On Notes, and the Company has not entered into any other transaction that requires it to meet these tests as of September 30, 2015.  Had the Company been required to meet these ratio tests as of September 30, 2015, the Company would not have met the Fixed Charge Coverage Ratio or the Total Leverage Ratio.

The amount the Company can borrow under its Credit Facility at any given time is based upon a formula calculating the Company’s borrowing base that takes into account, among other things, eligible billed accounts receivable and up to $10.0 million of eligible inventory, which results in a borrowing availability of less than the maximum commitment of the Credit Facility to the extent that the Company’s borrowing base is less than the maximum commitment of the Credit Facility. The Company’s borrowing base and availability for additional borrowings under the Credit Facility as of September 30, 2014 each totaled $22.9 million. The Company’s borrowing base and availability for additional borrowings under the Credit Facility each totaled $24.2 million as of September 30, 2015.

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

Under the terms of the Credit Facility, the Company must maintain a Fixed Charge Coverage Ratio equal to at least 1.25 to 1.00 (which ratio was 0.57 to 1.00 at September 30, 2015) and a Leverage Ratio no greater than 5.00 to 1.00 (which ratio was 13.06 to 1.00 at September 30, 2015) during such time as a Triggering Event is continuing.  Prior to August 12, 2015, a “Triggering Event” was defined to occur when the Company’s undrawn availability (measured as of the last date of each month) on the Credit Facility had failed to equal at least $10.0 million for two consecutive months and would continue until undrawn availability equaled $20.0 million for at least three consecutive months. As of August 12, 2015, the Company executed the Sixth Amendment to the agreement governing the Credit Facility (the “Amendment”) which amended the definition of a Triggering Event and the calculation methodology used to determine the Company’s minimum undrawn availability. Pursuant to the Amendment, the Company’s minimum undrawn availability changed from a fixed amount of $10.0 million to the lesser of $10.0 million and 25% of the Company’s available collateral securing the Credit Facility. The Amendment also modified the minimum amount of availability required to end a Triggering Event from a fixed $20.0 million to the lesser of $20.0 million and 50% of the Company’s available collateral.

The Company is only required to maintain such ratios at such time that a Triggering Event is in existence.  Failure to comply with such ratios during the existence of a Triggering Event constitutes an Event of Default (as defined therein) under the Credit Facility.  Had the Company been required to meet these ratio tests as of September 30, 2015, the Company would not have met the Fixed Charge Coverage Ratio or the Leverage Ratio.

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

The carrying value and fair value of the Notes as of December 31, 2014 was $326.7 million and $335.6 million, respectively, and the carrying value and fair value of the Notes as of September 30, 2015 was $326.3 million and $171.0 million, respectively. Fair value for the Notes is a Level 2 measurement and has been based on the over-the-counter-market trading prices as of the respective balance sheet date.

Note 8. Leases

The Company leases certain equipment under capital leases. The economic substance of these leases is that the Company is financing the acquisition of the equipment through the leases and accordingly, the equipment is recorded as an asset and the leases are recorded as liabilities.

Operating lease commitments relate primarily to rental of vehicles, facilities and equipment under non-cancellable operating lease agreements which expire at various dates through the year 2019. Rent expense for operating leases was approximately $7.4 million and $2.4 million for the three months ended September 30, 2014 and 2015, respectively, and $21.6 million and $7.8 million for the nine months ended September 30, 2014 and 2015, respectively.

Note 9. Share-Based Compensation and Warrants

Share-Based Compensation

The following table summarizes stock option activity under the Goodman Networks Incorporated 2008 Long-Term Incentive Plan (the “2008 Plan”) and the Goodman Networks, Incorporated 2000 Equity Incentive Plan (the ”2000 Plan”) for the nine months ended September 30, 2015:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding at December 31, 2014	611,065	$64.31	7.13
Granted	22,500	71.28
Forfeited	(4,834)	104.89
Expirations	(20,665)	62.48
Outstanding at September 30, 2015	608,066	$64.31	6.49

Exercisable at September 30, 2015	496,053	$59.04	6.09

The fair values of option awards granted were estimated at the grant date using a Black-Scholes option pricing model with the following assumptions:

	2014	2015
Expected volatility	58.94% - 61.37%	83.34% - 85.25%
Risk-free interest rate	1.75% - 1.87%	1.53% - 1.62%
Expected life (in years)	5.29 - 6.00	5.65 – 6.04
Expected dividend yield	0.00%	0.00%

The Company granted stock options representing the right to purchase an aggregate of 22,500 shares of common stock during three months periods ended September 30, 2015 to two executives.  As of September 30, 2015, there was approximately $3.2 million of unrecognized compensation costs related to non-vested stock options.  These costs are expected to be recognized over a remaining weighted average vesting period of 0.70 years.

There were no stock options exercised during the three or nine months ended September 30, 2014 or 2015. The intrinsic value for stock options vested and expected to vest is $7.7 million.

The compensation expense recognized for outstanding share-based awards was $2.1 million and $1.1 million for the three months ended September 30, 2014 and 2015, respectively, and $4.2 million and $4.5 million for the nine months ended September 30, 2014 and 2015, respectively.

Note 10. Related Party Transactions

The Company had approximately $47,000 and $44,000 of non-interest bearing advances due from a founding shareholder of the Company as of December 31, 2014 and September 30, 2015, respectively. Scheduled repayments are made through payroll deductions. At December 31, 2014, the Company had a receivable from a shareholder of $84,000.

Throughout the year, the Company utilizes a ranch owned by certain shareholders for meetings and conferences. The use of the ranch was expensed within the consolidated statements of operations and comprehensive loss at $13,000 per month during the three and nine months ended September 30, 2014 and 2015.

On January 15, 2015, the Company entered into a Separation Agreement and General Release with a relative of the Company’s former Executive Chairman, effective as of January 23, 2015, pursuant to which the Company resolved all matters related to the relative’s separation from employment with the Company without cause, effective as of December 31, 2014. Pursuant to the Separation Agreement, the outstanding stock options held by the relative on December 31, 2014, (i) became fully vested and exercisable to the extent not previously vested and exercisable and (ii) had their expiration dates extended until the earlier of (a) the date the option period terminates and (b) the tenth (10th) anniversary of the date of grant. The Company recognized $0.6 million in share-based compensation expense related to the accelerated vesting of the relative’s stock options as of December 31, 2014. During the nine months ended September 30, 2015, the Company recognized an additional $0.5 million in restructuring expense related to the Separation Agreement.  The expense related to severance payments was recorded in restructuring expense within the Company’s consolidated statements of operations and comprehensive loss as of December 31, 2014 and September 30, 2015.

On March 5, 2015, the Company entered into a Separation Agreement and General Release Agreement with Mr. John A. Goodman (the “Executive”) under which the Company resolved all matters related to the Executive’s separation from employment with the Company without cause as of February 15, 2015, including all matters arising under the Second Amended and Restated Employment Agreement, by and between the Company and the Executive, effective as of April 11, 2014, as amended. The Executive was the beneficial owner of approximately 40.5% of the Company’s common stock as of November 13, 2015. During the nine months ended September 30, 2015, the Company recorded $0.7 million in share based compensation expense related to the accelerated vesting of the Executive’s shares granted under the 2008 Plan and the 2000 Plan. During the nine months ended September 30, 2015, pursuant to the Separation Agreement, the Company paid the Executive approximately $3.0 million in severance related expenses which were recorded, along with the share based compensation, in the restructuring expense line item within the consolidated statements of operations and comprehensive loss. The Executive was also paid an additional $1.0 million bonus which was recorded within selling, general and administrative expenses.

The Company also granted the Executive a one-time put right to sell to the Company up to $2,700,000 of the Executive’s equity interests in the Company, based on the fair market value of such equity interests on the date the Executive exercises the put right. In addition, the Executive granted the Company a one-time call right to purchase from the Executive up to $2,700,000 of the Executive’s equity interests in the Company based on the fair market value of such equity interests on the date the Company exercises the call right.

The fair value of the put option and the call option was zero at September 30, 2015. The price at which shares may be sold or purchased pursuant to the put or call and put option will be based on the fair value of a share of the Company’s common stock on the exercise date. As such, the Company has not recorded any asset or liability on the balance sheet for this instrument.

The put option can only be requested in writing by the Executive and the call option can only be requested in writing by the Company, in each case, between January 1, 2016 and December 31, 2018 and each may only be exercised one time.  The purchase price for each of the call and put option shall be paid in a single sum cash payment on the closing date, which shall be on a business day within fifteen days after the date of exercise. Each of the call and put option may only be exercised if (i) the Company is permitted at the time of exercise to complete the requested repurchase pursuant to law, (ii) the Company receives a capital adequacy opinion satisfactory to the Company’s Board of Directors prior to the closing of the repurchase, and (iii) the repurchase would not be in violation of any contract, agreement, instrument, arrangement, commitment, understanding or undertaking to which the Company is a party or otherwise bound.

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

Note 11. Employee Benefit Plan

The Company sponsors a 401(k) retirement savings plan for its employees.  Eligible employees are allowed to contribute a portion of their compensation, not to exceed a specified contribution limit imposed by the Internal Revenue Code.  The Company’s previous plan provided for matching employee contributions to equal to 50% on the first 8% of each participant’s compensation.  Effective January 1, 2015, the Company changed its 401(k) retirement plan to provide for matching employee contributions of 100% on the first 3% of each participant’s compensation and 50% on the next 2%. For the three months ended September 30, 2014 and

2015, employer contributions totaled $0.4 million and $1.4 million, respectively, and employer contributions totaled $2.6 million and $4.3 million for the nine months ended September 30, 2014 and 2015, respectively.

Note 12. Commitments and Contingencies

General Litigation

The Company is from time to time party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract and/or property damages, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. Based upon information currently available, the Company believes that the ultimate outcome of all current litigation and other claims, individually and taken together, and except as described herein, are not expected to have a material adverse effect on the Company’s business, prospects, financial condition or results of operations. For the three and nine months ended September 30, 2015, there were no material claims or legal proceedings.

Concentration of Credit Risk

As a result of the merger between AT&T Inc. and DIRECTV on July 24, 2015, a significant portion of the Company’s revenue is derived from a single significant customer.

The following table reflects the percentage of total revenue from such customer for the three and nine months ended September 30, 2014 and 2015:

	Three months ended September 30,		Nine months ended September 30,
	2014	2015	2014	2015
Subsidiaries of AT&T Inc.	70.7%	45.0%	65.7%	56.3%
DIRECTV	18.7%	43.6%	20.5%	33.6%
Total from AT&T Inc., including DIRECTV	89.4%	88.6%	86.2%	89.9%

Other	10.6%	11.1%	13.8%	10.1%

Amounts due from these significant customers at December 31, 2014 and September 30, 2015 were as follows (in thousands):

	December 31, 2014	September 30, 2015
Subsidiaries of AT&T Inc., other than DIRECTV	$37,955	$6,499
DIRECTV	13,315	20,423
Total	$51,270	$26,922

A loss of AT&T and its subsidiaries as a customer would have a material adverse effect on the financial condition of the Company.

Indemnities

The Company generally indemnifies its customers for services it provides under its contracts which may subject the Company to indemnity claims, liability and related litigations. For the nine months ended September 30, 2015, the Company was not aware of any material asserted or unasserted claims in connection with these indemnity obligations.

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

The Company entered into an agreement with the related party in 2014 whereby the Company agreed not to pursue the pledged collateral for a period of time not extending beyond May 5, 2016 (the “Forbearance Period”) in exchange for the related party’s pledge to the Company of 15,625 shares of Goodman Networks common stock. In addition, the Company agreed to discharge and deem paid-in-full all obligations of the related party to the Company if, prior to the end of the Forbearance Period, the related party makes a cash payment to the Company in the amount of $1.5 million plus interest at a rate of 2.0% per annum from September 25, 2014 and satisfy certain other contingencies. In October 2015, the related party made a cash payment to the Company in the amount of $1.5 million. However, the related party did not satisfy all conditions necessary to discharge the related party’s obligations. As of September 30, 2015, the Company holds the pledged stock as additional paid-in capital in the consolidated balance sheet.

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

Contract-Related Contingencies and Fair Value Measurements

The Company has certain contingent liabilities related to the Design Build Technologies, LLC (“DBT”) and CSG acquisitions. The Company adjusts these liabilities to fair value at each reporting period. The Company values contingent consideration related to acquisitions on a recurring basis using Level 3 inputs such as forecasted net revenue and earnings before interest, taxes, depreciation and amortization, and discount rates.  The liability related to these contingent consideration arrangements was $0.7 million as of December 31, 2014.  During the nine months ended September 30, 2015, the Company reduced the fair value of the CSG contingent consideration liability to zero based upon the results of CSG’s operations for the three months ended March 31, 2015 and further changes in management’s forecast for CSG’s operations for the remainder of the earn-out period.

The changes in contingent liabilities are as follows for the nine months ended September 30, 2015 (in thousands):

Balance at December 31, 2014	$726
Change in fair value of contingent consideration	(726)
Balance at September 30, 2015	$-

Note 13. Income Taxes

The Company’s effective tax rate was 10.9% and 0.1% for the three months ended September 30, 2014 and 2015, respectively, and 52.8% and 0.6% for the nine months ended September 30, 2014 and 2015, respectively. In determining the quarterly provision for income taxes, management uses an actual year to date effective tax rate. The effect of significant discrete items is separately recognized in the quarter in which such items occur. Significant factors that could affect the annual effective tax rate include management’s assessment of certain tax matters, the location and amount of taxable earnings, changes in certain non-deductible expenses and expected credits. The primary difference in the effective tax rate for the three and nine months end September 30, 2014 and September 30, 2015 is the result of the valuation allowance recorded for the each respective periods.

In assessing the ability to realize deferred tax assets, the Company considers whether it is more likely than not that some portion or all of its deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. A valuation allowance has been provided to reduce the deferred tax asset to an amount management believes is more likely than not to be realized. Expected realization of deferred tax assets for which a valuation allowance has not been recognized is based upon the reversal of existing taxable temporary differences.

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

Note 14. Segments

The Company primarily operates through three business segments, Professional Service (PS), Infrastructure Services (IS) and Field Services (FS). The Professional Services segment provides customers with highly technical services primarily related to installing, testing, and commissioning and decommissioning of core, or central office, equipment of wireless carrier networks from a variety of vendors. The Infrastructure Services segment provides program management services of field projects necessary for deploying, upgrading, and maintaining wireless networks. The Field Services segment generates revenue from the installation and service of DIRECTV video programming for both residential and commercial customers under the contract with DIRECTV.

There were no material intersegment transfers or sales during the periods presented. Selected segment financial information for the three and nine months ended September 30, 2014 and 2015, respectively, is presented below (in thousands):

	Three Months Ended September 30, 2014
	PS	IS	FS	Corporate	Total
Revenues	$24,801	$267,192	$71,797	$—	$363,790
Cost of revenues	22,717	220,769	57,281	—	300,767
Gross profit	$2,084	$46,423	$14,516	—	63,023
Selling, general and administrative expenses				27,924	27,924
Restructuring expense				4,653	4,653
Impairment expense				1,754	1,754
Other operating income				(1,666)	(1,666)
Operating income					30,358
Other income				(25)	(25)
Interest expense, net				11,188	11,188
Income before income taxes					19,195
Income tax expense				2,092	2,092
Net income					$17,103

	Three Months Ended September 30, 2015
	PS	IS	FS	Corporate	Total
Revenues	$18,760	$74,436	$72,298	$—	$165,494
Cost of revenues	14,385	69,717	59,464	—	143,566
Gross profit	$4,375	$4,719	$12,834	—	21,928
Selling, general and administrative expenses				22,610	22,610
Restructuring expense				501	501
Impairment expense				—	—
Operating loss					(1,183)
Other income				—	—
Interest expense, net				11,053	11,053
Loss before income taxes					(12,236)
Income tax expense				87	87
Net loss					$(12,323)

	Nine Months Ended September 30, 2014
	PS	IS	FS	Corporate	Total
Revenues	$71,412	$624,228	$195,305	$—	$890,945
Cost of revenues	67,690	520,116	170,495	—	758,301
Gross profit	$3,722	$104,112	$24,810	—	132,644
Selling, general and administrative expenses				88,386	88,386
Restructuring expense				7,379	7,379
Impairment expense				1,754	1,754
Other operating income				(3,235)	(3,235)
Operating income					38,360
Other income				(71)	(71)
Interest expense, net				34,342	34,342
Income before income taxes					4,089
Income tax expense				2,157	2,157
Net income					$1,932

	Nine Months Ended September 30, 2015
	PS	IS	FS	Corporate	Total
Revenues	$49,164	$324,862	$191,514	$—	$565,540
Cost of revenues	43,736	296,974	156,947	—	497,657
Gross profit	$5,428	$27,888	$34,567	—	67,883
Selling, general and administrative expenses				72,784	72,784
Restructuring expense				9,510	9,510
Impairment expense				2,775	2,775
Other operating income				—	—
Operating loss					(17,186)
Other income				-	—
Interest expense, net				32,925	32,925
Loss before income taxes					(50,111)
Income tax expense				484	484
Net loss					$(50,595)

Asset information was evaluated at the corporate level and was not available by reportable segment as of September 30, 2014.  Total assets by segment are presented below as of September 30, 2015 (in thousands):

	September 30, 2015
	PS	IS	FS	Corporate	Total
Total Assets	$45,795	$69,084	$131,328	$33,155	$279,363

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

The following tables summarize the activities associated with restructuring liabilities from December 31, 2014 to September 30, 2015, (in thousands), all of which are included in accrued liabilities in the accompanying consolidated balance sheets.  In the table below, "Charges" represents the initial charge related to the restructuring activity.  "Payments" consists of cash payments for severance, employee-related benefits, lease and other contract termination costs, and other restructuring costs.

	Liability at December 31, 2014	Charges	Cash payments and other non-cash transactions	Liability at September 30, 2015
Severance and employee-related benefits	$2,401	$9,510	$(6,806)	$5,105
Other restructuring costs	—	—	—	—
Total 2014 Restructuring Plan	$2,401	$9,510	$(6,806)	$5,105

The following table summarizes the inception to date restructuring costs recognized and the total restructuring costs expected to be recognized in the 2014 Restructuring Plan (in thousands):

	As of September 30, 2015
	Total Costs Recognized To Date	Total Expected Program Cost
Severance and employee-related benefits	$15,647	$21,040
Contract termination costs	10	140
Impairment of intangible assets	3,904	3,904
Other restructuring costs	(53)	(84)
Total 2014 Restructuring Plan	$19,508	$25,000

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

The following discussion and analysis summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and cash flows as of and for the periods presented below. The following discussion and analysis should be read in conjunction with (i) the accompanying unaudited consolidated financial statements and notes thereto for the three and nine months ended September 30, 2014 and 2015, and with our consolidated financial statements and notes thereto for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K (the “2014 Annual Report”) and (ii) the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2014 Annual Report.

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

Forward-looking statements involve significant risks and uncertainties that could cause the actual results to differ materially from those anticipated in such statements. Most of these factors are outside our control and difficult to predict. Factors that may cause such differences include, but are not limited to:

•	our reliance on a single customer for a vast majority of our revenues;
•	our ability to maintain a level of service quality satisfactory to this customer across a broad geographic area;
•	our ability to manage or refinance our substantial level of indebtedness and our ability to generate sufficient cash to service our indebtedness;
•	our ability to raise additional capital to fund our operations and meet our obligations;
•	our reliance on contracts that do not obligate our customers to undertake work with us and that are cancellable on limited notice;
•	our ability to translate amounts included in our estimated backlog into revenue or profits;
•	our ability to maintain our certification as a minority business enterprise;
•	our reliance on subcontractors to perform certain types of services;
•	our ability to maintain proper and effective internal controls;
•	our ability to effectively integrate acquisitions;
•	our reliance on a limited number of key personnel who would be difficult to replace;
•	our ability to manage potential credit risk arising from unsecured credit extended to our customers;
•	our ability to weather economic downturns and the cyclical nature of the telecommunications and subscription television service industries;
•	our ability to compete in our industries; and
•	our ability to adapt to rapid regulatory and technological changes in the telecommunications and subscription television service industries.

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

Overview

We are a national provider of end-to-end network infrastructure and professional services to the wireless telecommunications industry and field services to the satellite television industry. Our wireless telecommunications services span the full network lifecycle, including the design, engineering, construction, deployment, integration, maintenance, and decommissioning of wireless networks. We perform these services across multiple network infrastructures, including traditional cell towers as well as next generation small cell and distributed antenna systems, or DAS, locations. We serve the satellite television industry by providing onsite installation, upgrading and maintenance of satellite television systems to both the residential and commercial markets customers. These highly specialized and technical services are critical to the capability of our customers to deliver voice, data and video services to their end users.

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

We operate from a broad footprint, having provided services during 2014 in all 50 states. As of September 30, 2015, we employed over 3,600 people and operated in 60 regional offices and warehouses. During the year ended December 31, 2014, we completed over 65,000 telecommunications projects and fulfilled over 1.5 million satellite television installation, upgrade or maintenance work orders. We have established long-standing relationships with Tier-1 wireless carriers and original telecommunications equipment manufacturers, or OEMs, including AT&T Mobility, LLC, or AT&T, Alcatel-Lucent USA Inc., or Alcatel-Lucent, Sprint/United Management Company, or Sprint, as well as DIRECTV. Over the last few years, we have sought to diversify our customer base within the telecommunications industry by leveraging our long-term success and reputation for quality to win new customers such as Nokia Solutions and Networks B.V., or NSN, T-Mobile International AG, or T-Mobile, and Verizon Wireless, or Verizon. We have also sought to diversify our customer base by making our offerings available to tower owners as well as cable operators. We generated nearly all of our revenues over the past several years under master service agreements, or MSAs, that establish a framework including pricing and other terms, for providing ongoing services. During 2014, we also provided small cell or DAS services to over 100 enterprises including higher education institutions, stadiums for professional and collegiate sports events, hotels and resorts, major retailers, hospitals, corporations and government agencies. Growth of the small cell and DAS markets has slowed during 2015 as certain carriers, including AT&T, deferred their capital expenditures on these programs and DAS for existing structures have largely been built out. We expect continued declines in these markets through the remainder of 2015.

Significant Transactions

2014 Restructuring Plan

During the second quarter of 2014, our management approved, committed to and initiated plans to restructure and further improve efficiencies in our operations, or the 2014 Restructuring Plan. As part of the 2014 Restructuring Plan, we have taken steps to (i) further integrate the operations of Multiband Corporation, or Multiband, our wholly owned subsidiary that we acquired in a merger in 2013, and the Custom Solutions Group of Cellular Specialties, Inc., or CSG, a provider of indoor and outdoor DAS and carrier Wi-Fi solutions, services, consultations and maintenance that we acquired in 2013, and (ii) eliminate certain headcount and non-headcount expenses to bring our costs in line with our forecasted demand. The restructuring costs associated with the 2014 Restructuring Plan are recorded in the restructuring expense line item within our consolidated statements of operations and comprehensive loss. We incurred a significant portion of the estimated expenses related to the 2014 Restructuring Plan during 2014.  We have incurred $19.5 million of expenses related to the 2014 Restructuring Plan as of September 30, 2015 and anticipate incurring the remainder of the planned $25.0 million of the expenses related to the 2014 Restructuring Plan by the end of 2015.

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

Professional Services. Our Professional Services segment provides customers with highly technical services primarily related to designing, engineering, integrating and optimizing the performance of transport, or “backhaul,” and core, or “central office,” equipment of enterprise and wireless carrier networks. When a network operator integrates a new element into its live network or performs a network-wide upgrade, a team of in-house engineers from our Professional Services segment can administer the complete network design, equipment compatibility assessments and configuration guidelines, the migration of data traffic onto the new or modified network and the network activation.

In addition, we provide services related to designing, engineering, installing, integrating and maintaining of indoor small cell and DAS networks. Our acquisition of the assets of the Custom Solutions Group of Cellular Specialties, Inc., or CSG, was incorporated into our Professional Services segment, which has enhanced our ability to provide end-to-end in-building services from design and engineering to maintenance. Our enterprise small cell and DAS customers often require most or all of the services listed above and may also purchase consulting, post-deployment monitoring, performance optimization and maintenance services. As the industry growth rate slows for the DAS business in 2015, we have shifted efforts to broaden our services with tower owners.

Infrastructure Services. Our Infrastructure Services segment provides program management services of field projects necessary to deploy, upgrade, maintain or decommission wireless outdoor networks. We support wireless carriers in their implementation of critical technologies such as long-term evolution, or 4G-LTE, the addition of new macro and outdoor small cell sites, and the increase of capacity at their existing cell sites through additional spectrum allocations, as well as other optimization and maintenance activities at cell sites. When a network provider requests our services to build or modify a cell site, our Infrastructure Services segment is able to: (i) handle the required pre-construction leasing, zoning, permitting and entitlement activities for the acquisition of the cell site, (ii) prepare site designs, structural analyses and certified drawings, and (iii) manage the construction or modification of the site including tower-top and ground equipment installation. These services are managed by our wireless project and construction managers and are performed by a combination of scoping engineers, real estate specialists, ground crews, line and antenna crews and equipment technicians, either employed by us or retained by us as subcontractors. In the long term, we believe the expansion of our relationships with certain carriers will provide for sustainable growth for this business.

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

Customers

Although we served over 100 customers in 2014, the vast majority of our revenues are from subsidiaries of AT&T Inc. including AT&T and DIRECTV. Our customer list includes several of the largest carriers and OEMs in the telecommunications industry. Revenues earned from customers other than subsidiaries of AT&T Inc. (including DIRECTV) was 13.8% and 10.0% of our total revenues for the nine months ended September 30, 2014 and 2015, respectively. In July 2015, AT&T Inc. completed its previously announced acquisition by merger of DIRECTV, and DIRECTV became a subsidiary of AT&T Inc. With the consummation of the merger, our revenues have become more concentrated and dependent on our relationship with AT&T Inc. and to the extent that our performance does not meet this customer’s expectations, or our reputation or relationships with this key customer becomes impaired, we could lose future business with this customer, which could materially adversely affect our ability to generate revenue. AT&T and DIRECTV collectively represented approximately 87.2% of our revenues for the year ended December 31, 2014, and 86.2% and 89.9% of our revenues for the nine months ended September 30, 2014 and 2015, respectively.

AT&T

We provide site acquisition, construction, technology upgrades, Fiber to the Cell and maintenance services for AT&T at cell sites in 7 of 31 distinct AT&T markets, or Turf Markets, as the sole, primary or secondary vendor, pursuant to a multi-year MSA that we entered into with AT&T and have amended and replaced from time to time. We refer to our MSAs with AT&T related to its turf program collectively as the “Mobility Turf Contract.” We have generated an aggregate of approximately $3.4 billion of revenue from subsidiaries of AT&T Inc., excluding DIRECTV, collectively for the period from January 1, 2009 through September 30, 2015.

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

During the second quarter of 2014, AT&T deferred certain capital expenditures with us. We began to see an impact to the volume of services provided to subsidiaries of AT&T Inc. in the second quarter of 2014 due to the deferral of these AT&T capital expenditures, and we expect this impact to continue throughout 2015.  On November 7, 2014, AT&T announced that as a result of the substantial completion of the expansion of its 4G-LTE network, its capital expenditures would decrease in 2015. In the first quarter of 2015, reductions in capital expenditures by AT&T were most heavily concentrated on new site builds and microwave backhaul and small cell projects, all of which are services that we provide to AT&T. In addition, AT&T’s 2015 wireless capital expenditure plan included the reassignment of the Missouri Turf Market, one of our smaller Turf Markets, to other turf vendors and, in an effort to diversify AT&T’s supplier base, the rebalancing away from us of the work assigned in certain other Turf Markets. The deferrals, the reduction in AT&T’s 2015 capital expenditures and the Turf Market rebalancing have significantly reduced our 2015 revenues compared to 2014 and have had a material impact to our business, financial condition and results of operations.

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

Alcatel-Lucent

On July 15, 2014, we entered into a three-year MSA with Alcatel-Lucent, effective as of September 30, 2014, or the 2014 Alcatel-Lucent Contract. Pursuant to the 2014 Alcatel –Lucent Contract, we provide, upon request, certain services, including deployment engineering, integration engineering, radio frequency engineering and other support services to Alcatel-Lucent. We have experienced a decline in the amount of legacy work that we have performed for Alcatel-Lucent and we expect this decline to continue through the remainder of 2015 due to technology obsolescence and market conditions. We continue to seek to obtain work from Alcatel-Lucent, however, on newer technologies. The 2014 Alcatel-Lucent Contract has an initial term ending June 30, 2017, after which the parties may mutually agree to extend the term on a yearly basis.

Sprint

In May 2012, we entered into an MSA with Sprint to provide decommissioning services for Sprint’s iDEN (push-to-talk) network pursuant to which we removed equipment from Sprint’s network that was no longer in use and restored sites to their original condition (the “Sprint Agreement”). The Sprint Agreement had an initial term of five years, and automatically renews on a monthly basis thereafter unless notice of non-renewal is provided by either party. We recently began providing radio frequency return engineering services to Sprint. We have established a strong performance record with Sprint, and we are working to grow and evolve our relationship with Sprint in the future.

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

	September 30, 2014	September 30, 2015
Segments	(In millions)
Professional Services	$187.8	$137.8
Infrastructure Services	753.2	600.5
Field Services	385.4	440.7
Total estimated backlog	$1,326.4	$1,179.0

We expect to recognize approximately $160.0 million of our estimated backlog over the  three months ending December 31, 2015. The vast majority of estimated backlog as of September 30, 2015 originated from multi-year customer relationships, primarily with AT&T and DIRECTV.

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

The following table presents our gross deferred project revenue and deferred project cost balances as of December 31, 2014 and September 30, 2015, which have been presented net on a project basis in the accompanying financial statements (in thousands):

	December 31, 2014	September 30, 2015
Deferred project revenue (gross)	$(155,384)	$(51,473)
Deferred project cost (gross)	200,478	76,032
Net deferred project cost	$45,094	$24,559

Costs in excess of billings on uncompleted projects	$81,410	$33,541
Billings in excess of costs on uncompleted projects	(36,316)	(8,982)
Net deferred project cost	$45,094	$24,559

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

Results of Operations

Three Months Ended September 30, 2014 Compared to the Three Months September 30, 2015

The following table sets forth information concerning our operating results by segment for the three months ended September 30, 2014 and 2015 (in thousands):

	Three Months Ended September 30, 2015
	2014		2015
		Percentage of		Percentage of
	Amount	Total Revenue	Amount	Total Revenue	Change ($)	Change (%)
Revenues:
Professional Services	$24,801	6.8%	$18,760	11.3%	$(6,041)	(24.4)%
Infrastructure Services	267,192	73.4%	74,436	45.0%	(192,756)	(72.1)%
Field Services	71,797	19.7%	72,298	43.7%	501	0.7%
Total revenues	363,790	100.0%	165,494	100.0%	(198,296)	(54.5)%
Cost of revenues:
Professional Services	22,717	6.2%	14,385	8.7%	(8,332)	(36.7)%
Infrastructure Services	220,769	60.7%	69,717	42.1%	(151,052)	(68.4)%
Field Services	57,281	15.7%	59,464	35.9%	2,183	3.8%
Total cost of revenues	300,767	82.7%	143,566	86.7%	(157,201)	(52.3)%
Gross profit:
Professional Services	2,084		4,375		2,291	109.9%
Infrastructure Services	46,423		4,719		(41,704)	(89.8)%
Field Services	14,516		12,834		(1,682)	(11.6)%
Total gross profit	63,023		21,928		(41,095)	(65.2)%

Gross margin as percent of segment revenues:
Professional Services	8.4%		23.3%
Infrastructure Services	17.4%		6.3%
Field Services	20.2%		17.8%
Total gross margin	17.3%		13.3%

Selling, general and administrative expenses	27,924	7.7%	22,610	13.7%	(5,314)	(19.0)%
Restructuring expense	4,653	1.3%	501	0.3%	(4,152)	(89.2)%
Impairment expense	1,754	0.5%	-	-	(1,754)	(100.0)%
Other operating (income) expense	(1,666)	(0.5)%	-	-	1,666	(100.0)%
Operating income	30,358	8.3%	(1,183)	(0.7)%	(31,541)	(103.9)%
Other income	(25)	(0.0)%	-	-	25	(100.0)%
Interest income	-	-	(43)	(0.0)%	(43)	n/a
Interest expense	11,188	3.1%	11,096	6.7%	(92)	(0.8)%
Income (Loss) before income taxes	19,195	5.3%	(12,236)	(7.4)%	(31,431)	(163.7)%
Income tax expense	2,092	0.6%	87	0.1%	(2,005)	(95.8)%
Net income (loss) from continuing operations	$17,103	4.7%	$(12,323)	(7.4)%	$(29,426)	(172.1)%

Revenues

We recognized total revenues of $165.5 million for the three months ended September 30, 2015, compared to $363.8 million for the three months ended September 30, 2014, representing a decrease of $198.3 million, or 54.5%. Our aggregate revenue from subsidiaries of AT&T Inc., other than DIRECTV, a majority of which was earned through our Infrastructure Services segment, was $74.5 million for the three months ended September 30, 2015, compared to $257.2 million in the same period of 2014. A significant amount of the decrease in our total revenues was due to a decrease of $182.7 million resulting from a decline in the volume of services provided to subsidiaries of AT&T Inc., reduced pricing under the AT&T Mobility Turf Contract and a $12.5 million decline in services provided to Sprint, as discussed above under “—Customers—Sprint.”

Revenues for the Professional Services segment decreased $6.0 million, or 24.4%, to $18.8 million for the three months ended September 30, 2015 compared to $24.8 million for the three months ended September 30, 2014.  This decrease was primarily due to decreased volume of services provided to Alcatel-Lucent and AT&T that are included within our Professional Services segment. Our aggregate revenue from Alcatel-Lucent for the three months ended September 30, 2015 was $8.6 million compared to $10.2 million in the same period of 2014, a decrease of $1.6 million. We also had a decline of $4.1 million in the AT&T small cell and DAS services volume from the same period in the prior year. As discussed under “–Customers–Alcatel-Lucent”, above, we expect our aggregate revenues from Alcatel-Lucent to decline in future periods.

Revenues for the Infrastructure Services segment decreased by $192.8 million or 72.1% to $74.4 million for the three months ended September 30, 2015 compared to $267.2 million for the three months ended September 30, 2014. The decrease was primarily due to the decrease in the volume of projects completed under our AT&T Mobility Turf Contract.  With the completion of the accelerated deployment of 4G-LTE networks by our largest customers, the volume and favorability of the mix of our services has decreased in the three months ended September 30, 2015 due to fewer new site builds.

Revenues for the Field Services segment increased by $0.5 million, or 0.7%, to $72.3 million for the three months ended September 30, 2015 as compared to $71.8 million for the three months ended September 30, 2014. The increase in the Field Services segment revenue was due primarily to an increase in revenue from DIRECTV of $4.1 million offset by the decline in our revenue from the internet installation service contract with Wild Blue.

Cost of Revenues

Our cost of revenues for the three months ended September 30, 2015 of $143.6 million decreased $157.2 million or 52.3% as compared to $300.8 million during the three months ended September 30, 2014, and occurred during a period when revenues decreased 54.5% from the comparative period. Gross margins for the three months ended September 30, 2015 of 13.3% decreased from 17.3% from the same period in 2014, due to a change in project mix and the close out during the third quarter of 2015 of projects suspended by AT&T as announced in the second quarter of 2014.

Cost of revenues for the Professional Services segment decreased $8.3 million to $14.4 million for the three months ended September 30, 2015 from $22.7 million during the same period in 2014. Gross margins for the three months ended September 30, 2015 were 23.3%, an increase from 8.4% during the same period in 2014 due to the completion of higher margin projects sold after the CSG acquisition as we further integrated the CSG business. Additionally, we completed a significant amount of radio frequency projects with higher margins.

Cost of revenues for the Infrastructure Services segment decreased $151.1 million, or 68.4%, to $69.7 million for the three months ended September 30, 2015 from $220.8 million during the same period of 2014.  Gross margin for the three months ended September 30, 2015 of 6.3% decreased from 17.4% during the same period in 2014. Margins for the three months ended September 30, 2014 had increased from 13.1% during the same period in 2013 as a result of a favorable product mix with the build out of projects related to 4G-LTE site acquisitions and new site build projects. For the three months ended September 30, 2015, cost of revenues have decreased at a slower rate than the decrease in revenue due to a change in the mix of our services towards cost plus materials and services that provide for lower margins.

Cost of revenues for the Field Services segment increased $2.2 million, or 3.8%, to $59.5 million for three months ended September 30, 2015, compared to $57.3 million for the same period in 2014. The increase in the cost of revenues when compared to the same period in the prior year was primarily due to the $3.8 million gain from the sale of leased vehicles recorded during the three months ended September 30, 2014.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2015 was $22.6 million compared to $27.9 million for the same period of 2014, representing an overall decrease of $5.3 million, or 19.0%. The decrease during the period was primarily attributable to (i) a decrease of $11.2 million in employee related costs attributable to the decline in headcount of over 20% from the same period in 2014, (ii) a decrease of $0.5 million in travel and entertainment costs, and (iii) a decrease of $1.5 million in other expenses, which were offset by the $9.0 million gain recorded during the three months ended September 30, 2014 for the reduction in fair value of the earn-out obligation related to the acquisition of CSG.  During the three months ended September 30, 2015, pursuant to the 2014 Restructuring Plan, selling, general and administrative employee headcount was reduced by 5.0% in an effort to bring costs more in line with projected demand.

Interest Expense

Interest expense for the three months ended September 30, 2015 and 2014 was $11.1 million and $11.2 million, respectively.

Income Tax Expense

As a result of a change in state income tax rates, we recorded income tax expense of $0.1 million for the three months ended September 30, 2015, compared to tax expense of $2.1 million driven by the operating income for the same period of 2014. Our effective income tax rate was 0.1% and 10.9% for the three months ended September 30, 2015 and 2014, respectively.

Restructuring Expense

The 2014 Restructuring Plan was approved, committed to and initiated during the second quarter of 2014 to further improve efficiencies in our operations. Restructuring expense for the three months ended September 30, 2015 was $0.5 million, which was primarily related to the reduction in headcount across our business segments to realign our cost structure with our projected demand. We anticipate annual cost savings of over $50 million as a result of the 2014 Restructuring Plan and other various cost reductions.

Results of Operations

Nine Months Ended September 30, 2014 Compared to the Nine Months September 30, 2015

The following table sets forth information concerning our operating results by segment for the three months ended September 30, 2014 and 2015 (in thousands):

	Nine Months Ended September 30, 2015
	2014		2015
		Percentage of		Percentage of
	Amount	Total Revenue	Amount	Total Revenue	Change ($)	Change (%)
Revenues:
Professional Services	$71,412	8.0%	$49,164	8.7%	$(22,248)	(31.2)%
Infrastructure Services	624,228	70.1%	324,862	57.4%	(299,366)	(48.0)%
Field Services	195,305	21.9%	191,514	33.9%	(3,791)	(1.9)%
Total revenues	890,945	100.0%	565,540	100.0%	(325,405)	(36.5)%
Cost of revenues:
Professional Services	67,690	7.6%	43,736	7.7%	(23,954)	(35.4)%
Infrastructure Services	520,116	58.4%	296,974	52.5%	(223,142)	(42.9)%
Field Services	170,495	19.1%	156,947	27.8%	(13,548)	(7.9)%
Total cost of revenues	758,301	85.1%	497,657	88.0%	(260,644)	(34.4)%
Gross profit:
Professional Services	3,722		5,428		1,706	45.8%
Infrastructure Services	104,112		27,888		(76,224)	(73.2)%
Field Services	24,810		34,567		9,757	39.3%
Total gross profit	132,644		67,883		(64,761)	(48.8)%

Gross margin as percent of segment revenues:
Professional Services	5.2%		11.0%
Infrastructure Services	16.7%		8.6%
Field Services	12.7%		18.0%
Total gross margin	14.9%		12.0%

Selling, general and administrative expenses	88,386	9.9%	72,784	12.9%	(15,602)	(17.7)%
Restructuring expense	7,379	0.8%	9,510	1.7%	2,131	28.9%
Impairment expense	1,754	0.2%	2,775	0.5%	1,021	58.2%
Other operating (income) expense	(3,235)	(0.4)%	-	-	3,235	(100.0)%
Operating income (loss)	38,360	4.3%	(17,186)	(3.0)%	(55,546)	(144.8)%
Other income	(71)	(0.0)%	-	-	71	(100.0)%
Interest income	-	-	(116)	(0.0)%	(116)	n/a
Interest expense	34,342	3.9%	33,041	5.8%	(1,301)	(3.8)%
Income (Loss) before income taxes	4,089	0.5%	(50,111)	(8.9)%	(54,200)	(1325.5)%
Income tax expense	2,157	0.2%	484	0.1%	(1,673)	(77.6)%
Net income (loss) from continuing operations	$1,932	0.2%	$(50,595)	(8.9)%	$(52,527)	(2718.8)%

Revenues

We recognized total revenues of $565.6 million for the nine months ended September 30, 2015, compared to $890.9 million for the nine months ended September 30, 2014, representing a decrease of $325.4 million, or 36.5%. Our aggregate revenue from subsidiaries of AT&T Inc., other than DIRECTV, a majority of which was earned through our Infrastructure Services segment, was $318.2 million for the nine months ended September 30, 2015, compared to $585.8 million in the same period of 2014. A significant amount of the decrease in our total revenues was due to a decrease of $267.2 million resulting from a decline in the volume of services provided to subsidiaries of AT&T Inc., reduced pricing under the AT&T Mobility Turf Contract and a $32.2 million decline in services provided to Sprint, as discussed above under “—Customers—Sprint.”

Revenues for the Professional Services segment decreased $22.2 million, or 31.2%, to $49.2 million for the nine months ended September 30, 2015 compared to $71.4 million for the nine months ended September 30, 2014.  This decrease was primarily due to the decreased volume of services provided to Alcatel-Lucent and AT&T that are included within our Professional Services segment. Our aggregate revenue from Alcatel-Lucent for the nine months ended September 30, 2015 was $22.2 million compared to $31.6 million in the same period of 2014, a decrease of $9.4 million. Our AT&T small cell and DAS services volume also declined by $13.6 million compared to the same period in 2014.  Our decline in revenue was offset slightly by an increase in frequency spectrum, engineering and optimization projects provided to Sprint. As discussed under “–Customers–Alcatel-Lucent” above, we expect our aggregate revenues from Alcatel-Lucent to decline in future periods.

Revenues for the Infrastructure Services segment decreased by $299.4 million or 48.0% to $324.9 million for the nine months ended September 30, 2015 compared to $624.2 million for the nine months ended September 30, 2014. The decrease was primarily due to the decrease in the volume of projects completed, project mix changes and reduced pricing under our AT&T Mobility Turf Contract.  During the second quarter of 2014, AT&T deferred certain capital expenditures with us by instructing us to cease work on a number of projects upon reaching the next milestone.  With the wind down of the accelerated deployment of 4G-LTE networks by our largest customers, the volume and favorability of the mix of our services has decreased as we have had fewer new site builds in the nine months ended September 30, 2015 than the nine months ended September 30, 2014.

Revenues for the Field Services segment decreased by $3.8 million, or 1.9%, to $191.5 million for the nine months ended September 30, 2015 in comparison to revenue of $195.3 million for the same period in 2014 due primarily to the decline in revenue from the Wildblue contract.

Cost of Revenues

Our cost of revenues for the nine months ended September 30, 2015 of $497.7 million decreased $260.6 million or 34.4% as compared to $758.3 million in the same period in 2014, and occurred during a period when revenues decreased 36.5% from the comparative period. Gross margin decreased to 12.0% for the nine months ended September 30, 2015 from 14.9% from the same period in prior year.   The overall decrease is due primarily to the decline in revenue for the Infrastructure Services segment. Cost cutting initiatives related to the 2014 Restructuring Plan have continued throughout the nine months ended September 30, 2015. Overall, cost of revenues declined slower than revenue as a result of the deferral in our cost cutting initiatives while waiting for further validation of customer build plans, which resulted in increased costs on completed projects recognized in the nine months ended September 30, 2015. We also saw a change in the mix of our services to services with lower margins during the nine months ended September 30, 2015.

Cost of revenues for the Professional Services segment decreased $24.0 million to $43.7 million for the nine months ended September 30, 2015 from $67.7 million during 2014. The 35.4% decrease is primarily related to a 31.2% decline in revenues for the Professional Services segment compared to the same period in 2014 due to the completion of higher margin projects sold after the CSG acquisition as we further integrated the CSG business.

Cost of revenues for the Infrastructure Services segment decreased $223.1 million or 42.9% to $297.0 million for the nine months ended September 30, 2015 from $520.1 million for the same period of 2014.  The majority of the decrease was related to the 48.0% decline in revenues for the Infrastructure Services segment compared to the same period of 2014. Cost of revenues decreased at a slower rate than the decrease in revenues due to a change in the mix of our services to services with lower margins, the completion of suspended projects for AT&T only to the point of milestones with lower margins and the deferral in cost cutting initiatives.

Cost of revenues for the Field Services segment decreased $13.5 million to $156.9 million for the nine months ended September 30, 2015, compared to $170.5 million for the same period in 2014. The decrease in the cost of revenues was due to a reduction in our expected expenses for workmen’s compensation claims, reduced technician churn rate, reduced fleet expenses, streamlined execution, re-engineering of the deployment model and a project mix with better margins.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended September 30, 2015 was $72.8 million as compared to $88.4 million for the same period of 2014, representing an overall decrease of $15.6 million, or 17.7%. The decrease during the period is primarily attributable to (i) a decrease of $16.2 million in employee related costs, (ii) a decrease $1.8 million in travel and entertainment costs, and (iii) a decrease of $1.7 million in professional fees and related costs. These costs were offset by the $9.5 million adjustment to reduce the fair value of the earn-out obligation related to the acquisition of CSG during the nine months ended September 30, 2014.  During the nine months ended September 30, 2015, in connection with the 2014 Restructuring Plan, selling, general and administrative employee headcount was reduced by over 32% from December 31, 2014 in an effort to bring costs more in line with projected demand.

Interest Expense

Interest expense for the nine months ended September 30, 2015 and 2014, was $33.0 million and $34.3 million, respectively. This decrease is primarily due to the discontinuation of additional interest penalties that were accrued during the nine months ended September 30, 2014 as a result of the delayed registration of the exchange offer for the Tack-On Notes.

Income Tax Expense

As a result of a change in deferred tax liabilities and state income tax rates, we recorded income tax expense of $0.5 million for the nine months ended September 30, 2015, compared to the tax expense of $2.2 million for the same period of 2014. Our effective income tax rate was 0.1% and 52.8% for the nine months ended September 30, 2015 and 2014, respectively. The primary difference in the effective tax rate for the nine months ended September 30, 2015 was due to the valuation allowance recorded during the period.

Restructuring and Impairment Expense

The 2014 Restructuring Plan was approved, committed to and initiated during the second quarter of 2014 to further improve efficiencies in our operations. Restructuring expense for the nine months ended September 30, 2015 was $9.5 million, which was primarily related to the reduction in headcount across our business segments to realign our cost structure with our projected demand. We anticipate annual cost savings of over $50 million as a result of the 2014 Restructuring Plan and other various cost reductions. In connection with the integration of Multiband, we impaired $2.3 million of certain internally developed software assets no longer in use. Additionally, we recorded an impairment charge of $0.5 million during the three months ended June 30, 2015, in connection with a decline in the fair value of the Multiband headquarters building in Minnetonka, Minnesota. A total of $2.8 million in impairment charges were recorded in the consolidated statements of operations and comprehensive loss on such building.

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

Currently, our primary sources of liquidity are currently cash flows from continuing operations, funds available under our credit facility, or the Credit Facility, with PNC Bank, National Association, or PNC Bank, and our cash balances. We had $76.7 million and $37.3 million of cash on hand at December 31, 2014 and September 30, 2015, respectively. We expect our cash on hand to remain relatively flat until our semi-annual interest payment on the notes is due on January 1, 2016. Our Credit Facility permits us to borrow up to $50.0 million, subject to a borrowing base calculation and compliance with certain covenants described below. We had $22.9 million and $24.2 million of availability for additional borrowings under our Credit Facility as of September 30, 2014 and 2015, respectively.

We anticipate that our future primary liquidity needs will be for working capital, debt service, including interest payments of $19.7 million on the notes each January 1 and July 1 until the notes mature in full on July 1, 2018, capital expenditures and any strategic acquisitions or investments that we make. We evaluate opportunities for strategic acquisitions and investments from time to time that may require cash and we may consider opportunities to either repurchase outstanding debt or repurchase outstanding shares of our common stock in the future. Such repurchases, if any, may be made through open market or privately negotiated transactions with third parties or pursuant to one or more tender or exchange offers or otherwise, upon such terms and at such prices as we may determine. Whether we effect any such repurchases will depend on a number of factors, including prevailing market conditions, our liquidity requirements, contractual restrictions and prospects for future access to capital. We may also fund strategic acquisitions or investments with the proceeds from equity or debt issuances. We believe that, based on our cash balance, the availability we expect under the Credit Facility and our expected cash flow from operations, we will be able to meet all of our financial obligations for the next twelve months. We continue to explore sources of additional capital to fund new opportunities and areas of growth for our business. However, a significant decline in our results from operations could affect our ability to make interest payments on the notes, and any failure to make such interest payments would cause us to not be in compliance with the covenants under the Indenture and the Credit Facility.

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

As of September 30, 2015, we had $21.8 million in working capital, defined as current assets less current liabilities, as compared to $59.0 million in working capital at December 31, 2014 and $57.0 million at September 30, 2014. Working capital reductions are due to an operating loss of $17.1 million and payment of $19.5 for the semi-annual interest on our notes.

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

Cash Flow Analysis

The following table presents selected cash flow data for the nine months ended September 30, 2014 and 2015. (in thousands):

	Nine months ended September 30,
	2014	2015
Net cash provided by (used in) operating activities	$44,994	$(32,074)
Net cash used in investing activities	(14,363)	(2,507)
Net cash used in financing activities	(7,849)	(4,815)
Effect of exchange rate changes on cash	(4)	26
Increase (Decrease) in cash	$22,778	$(39,370)

Operating Activities

Cash flow provided by or used in operations is primarily influenced by demand for our services, operating income and the type of services we provide, but can also be influenced by working capital needs such as the timing of customer billing, collection of receivables and the settlement of payables and other obligations.

Net cash provided by operating activities decreased by $77.1 million to net cash used in operations of $32.1 million for the nine months ended September 30, 2015, as compared to the net cash provided by operating activities of $45.0 million during the same period in 2014. This change is primarily attributable to the increase in net loss of $48.1 million adjusted for non-cash items and the decrease in accrued liabilities primarily related to the payment of a significant portion of our 2014 bonus plan in the first nine months of 2015. These cash outflows are offset by an increase in our costs in excess of billings net of billings in excess of costs.

Investing Activities

Net cash used in investing activities increased by $11.9 million to $2.5 million for the nine months ended September 30, 2015 as compared to the same period in 2014 primarily related to activities for the construction of a DAS system which began in 2014. We have leased the right to use the DAS system to several major carriers.  The lease will begin upon completion of the DAS system and provide for a term of 10 years.

Financing Activities

Net cash used in financing activities increased by $3.0 million to $4.8 million for the nine months ended September 30, 2015, as compared to $7.8 million of net cash used in financing activities during the same period in 2014. The change was driven by a reduction in deferred financing costs from 2014 and the cancellation and settlement of a letter of credit that was issued as guarantee of a related party’s line of credit. The Company’s financing activities consist primarily of payments on capital leases and debt issuance costs.

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

Under the terms of the Indenture, we are required to meet certain ratio tests giving effect to anticipated transactions, including borrowing debt and making restricted payments prior to entering these transactions. Under the Indenture, these ratio tests include a Fixed Charge Coverage Ratio of at least 2.00 to 1.00 (which ratio was 0.52 to 1.00 at September 30, 2015) and a Total Leverage Ratio not greater than 2.50 to 1.00 (which ratio was 15.22 to 1.00 at September 30, 2015). The holders of the notes granted a waiver to these covenants in conjunction with the issuance of the Tack-On Notes, and we have not entered into any other transaction that requires it to meet these tests as of September 30, 2015.  Had we been required to meet these ratio tests as of September 30, 2015, we would not have met the Fixed Charge Coverage Ratio or the Total Leverage Ratio.

Under the terms of the Credit Facility, we must maintain a Fixed Charge Coverage Ratio equal to at least 1.25 to 1.00 (which ratio was 0.57 to 1.00 at September 30, 2015) and a Leverage Ratio no greater than 5.00 to 1.00 (which ratio was 13.06 to 1.00 at September 30, 2015) during such time as a Triggering Event is continuing. Prior to August 12, 2015, a “Triggering Event” was defined to occur when our undrawn availability (measured as of the last date of each month) on the Credit Facility had failed to equal at least $10.0 million for two consecutive months and continued until undrawn availability equaled $20.0 million for at least three consecutive months. As of August 12, 2015, we executed the Sixth Amendment to the agreement governing the Credit Facility (the “Amendment”) which amended the definition of a “Triggering Event” and the calculation methodology used to determine our minimum undrawn availability. Pursuant to the Amendment, our minimum withdrawn availability is still measured as of the last day of each month, but such amount changed from a fixed amount of $10.0 million to the lesser of $10.0 million and 25% of our available collateral securing the Credit Facility. The Amendment also modified the minimum amount of availability required to end a Triggering Event from a fixed $20.0 million to the lesser of $20.0 million or 50% of the Company’s available collateral.  We are only required to maintain such ratios at such time that a Triggering Event is in existence.  Failure to comply with such ratios during the existence of a Triggering Event constitutes an Event of Default (as defined therein) under the Credit Facility.  Had we been required to meet these ratio tests as of September 30, 2015, we would not have met the Fixed Charge Coverage Ratio or the Leverage Ratio.

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

The following table reconciles our net income to EBITDA and EBITDA to Consolidated EBITDA (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2015	2014	2015
EBITDA and Consolidated EBITDA:
Net income (loss)	$17,103	$(12,323)	$1,932	$(50,595)
Income tax expense	2,092	87	2,157	484
Interest expense, net	11,188	11,053	34,342	32,925
Depreciation and amortization	2,790	2,776	8,514	8,552
Total EBITDA	33,173	1,593	46,945	(8,634)
Share-based compensation (a)	2,148	1,106	4,193	4,036
Restructuring expense (b)	4,653	501	7,379	9,510
Amortization of debt issuance costs (c)	(871)	(889)	(2,606)	(2,701)
Asset impairments (d)	1,754	-	1,754	2,775
Consolidated EBITDA	$40,857	$2,311	$57,665	$4,986

(a)	Represents non-cash expense related to equity-based compensation.
(b)	Represents restructuring charges related to the 2014 Restructuring Plan.
(c)	Amortization of debt issuance costs is included in interest expense but excluded in the calculation of Consolidated EBITDA per the Indenture.
(d)	Represents impairment charges recognized on internally developed software and assets held for sale.

Capital Expenditures

As of December 31, 2014, we estimated that we would spend approximately $14.4 million in 2015 on capital expenditures.  Upon further assessment of our capital expenditure needs we have decreased our planned capital expenditures to $4.1 million for 2015.

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

Guarantees

We generally indemnify our customers for the services we provide under our contracts, as well as other specified liabilities, which may subject us to indemnity claims, liabilities and related litigation. At September 30, 2015, we are not aware of any asserted claims for material amounts in connection with these indemnity obligations.

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

Interest Rate Risk

The interest on outstanding balances under our Credit Facility accrues at variable rates based, at our option, on the agent bank’s base rate (as defined in the Credit Facility) plus a margin of between 1.50% and 2.00%, or at LIBOR (not subject to a floor) plus a margin of between 2.50% and 3.00%, depending on certain financial thresholds. We had no outstanding borrowings under our Credit Facility as of September 30, 2015. Our notes payable balance at September 30, 2015 is comprised of our notes due in 2018, which bear a fixed rate of interest of 12.125%. Due to the fixed rate of interest on the notes, changes in interest rates would not have an impact on the related interest expense.

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

Item 1A. Risk Factors

We derive the vast majority of our revenues from subsidiaries of AT&T Inc, including DIRECTV. The loss of this customer or a reduction in this customer’s demand for our services would impair our business, financial condition and results of operations.

We derive the vast majority of our revenues from subsidiaries of AT&T Inc., including DIRECTV. We derived the following amounts of our revenue from these sources over the past three fiscal years and the nine months ended September 30, 2015 (dollars in thousands):

	Years Ended December 31,						Nine Months Ended September 30,
	2012		2013		2014		2015
	Revenue	Percent of Total	Revenue	Percent of Total	Revenue	Percent of Total	Revenue	Percent of Total
Subsidiaries of AT&T Inc.	$532,082	87.3%	$662,758	71.1%	$797,452	66.5%	$318,172	56.3%
DIRECTV	—	—	92,425	9.9%	248,414	20.7%	190,178	33.6%
	$532,082	87.3%	$755,183	81.0%	$1,045,866	87.2%	508,350	89.9%

Because we derive the vast majority of our revenues from this customer, and certain of our services for AT&T are provided on a territory basis with no required commitment for AT&T Inc. to spend a specified amount in such territory with us, we could experience a material adverse effect to our business, financial condition or results of operations if the amount of business we obtain from this customer is reduced. In July 2015, AT&T Inc. and DIRECTV announced that they had merged.  With the consummation of the merger, our revenues have become more concentrated and dependent on our relationship with AT&T Inc., and to the extent that our performance does not meet its expectations, or our reputation or relationship with AT&T Inc. becomes impaired, we could lose future business with this customer, which could materially adversely affect our ability to generate revenue.

During the second quarter of 2014, AT&T deferred certain capital expenditures with us. We began to see an impact to the volume of services provided to subsidiaries of AT&T Inc. in the second quarter of 2014 due to the deferral of these AT&T capital expenditures and we expect this impact to continue throughout the remainder of 2015.  On November 7, 2014, AT&T announced that as a result of the substantial completion of the expansion of its 4G-LTE network, its capital expenditures will decrease in 2015. In the first quarter of 2015, reductions in capital expenditures by AT&T were most heavily concentrated on new site builds, microwave backhaul and small cell projects, all of which are services that we provide to AT&T. In addition, AT&T’s initial 2015 wireless capital expenditure plan included the reassignment of the Missouri Turf Market, one of our smaller Turf Markets, to other turf vendors and, in an effort to diversify AT&T’s supplier base, rebalanced away from us of the work assigned in certain other Turf Markets.  The deferrals, the announced reduction in AT&T’s 2015 capital expenditures and the Turf Market rebalancing has significantly reduced our 2015 revenues compared to 2014 and has had a material adverse impact to our business, financial condition and results of operations, and we expect this impact to continue.

Our ability to borrow under the Credit Facility is subject to fluctuations of our borrowing base calculation due to the amount of our receivables with customers other than AT&T.

The borrowings available under the Credit Facility are subject to fluctuations in the calculation of a borrowing base, which is based on the value of our eligible accounts receivable and up to $10.0 million of eligible inventory. On May 8, 2014, we entered into an AT&T-sponsored vendor finance program to reduce our effective collection cycle time on AT&T invoices, but to facilitate the program, we amended the Credit Facility to remove the AT&T receivables as collateral thereunder. Our receivables with AT&T therefore no longer contribute to our borrowing base under the Credit Facility. The maximum commitment on the Credit Facility remains at $50.0 million, the net availability thereunder has declined compared to historical levels as a result of the elimination of the AT&T receivables from the borrowing base calculation. As of December 31, 2014, our borrowing base under the Credit Facility was

$30.4 million and our availability for additional borrowings after giving effect to letters of credit was $26.4 million. Our borrowing base and availability for additional borrowings under the Credit Facility as of September 30, 2015 were each $24.2 million, respectively. The availability under the Credit Facility fluctuates with the level of receivables with customers other than AT&T and reduces as we collect receivables or if they are not paid within a certain period of time. If the value of our eligible inventory were to significantly decrease, it could also reduce our borrowing capacity. If our borrowing base is reduced below the level of outstanding borrowings on the Credit Facility, then a portion of the outstanding indebtedness under the Credit Facility could become due and payable. If that should occur, we may be forced to use the proceeds from the collection of receivables to repay the facility or we may be unable to repay all of our obligations under the Credit Facility, which could force us to sell significant assets or allow our assets to be foreclosed upon. Should our liquidity needs exceed our cash on hand and borrowings available under the Credit Facility, we would be required to obtain modifications of the Credit Facility or secure another source of financing to continue to operate our business, which may not be available at a favorable price, or at all.

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

GOODMAN NETWORKS INCORPORATED
Date: November 13, 2015	By:	/s/ Ron B. Hill
	Name:	Ron B. Hill
	Title:	Chief Executive Officer, President and Executive Chairman

Date: November 13, 2015	By:	/s/ Joy L. Brawner
	Name:	Joy L. Brawner
	Title:	Chief Financial Officer

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed Herewith
10.1	Executive Employment Agreement, dated October 8, 2015, by and between Joy L. Brawner and Goodman Networks Incorporated.	8-K	333-186684	10.1	October 8, 2015
10.2	Sixth Amendment to Amended and Restated Revolving Credit and Security Agreement, dated as of August 12, 2015, by and among Goodman Networks Incorporated and PNC Bank, National Association, as Agent.					X
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