Form 10-K
period 2015-12-31
Goodman Networks Inc
filed 2016-03-30
CIK 1335982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2015

or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from               to

Commission File Number 333-186684

Goodman Networks Incorporated

(Exact name of registrant as specified in its charter)

Texas	74-2949460
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2801 Network Blvd., Suite 300 Frisco, TX	75034
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO   ☒

Shares of the registrant’s common equity are not, and were not on June 30, 2015, traded on or in any public market.

As of March 30, 2016, there were 912,754 shares of the registrant’s common stock, $0.01 par value, outstanding.

*	The registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, but is not required to file such reports under such sections.

PART I

The terms “we,” “us” and “our” as used in this Annual Report on Form 10-K (this “Annual Report”) refer to Goodman Networks Incorporated and its directly and indirectly owned subsidiaries on a consolidated basis; references to “Goodman Networks” or our “Company” refer solely to Goodman Networks Incorporated; and references to “Multiband” refer to our former subsidiary, Multiband Corporation, which was merged into Goodman Networks in December 2015.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Annual Report are not statements of historical fact and are forward-looking statements. These forward-looking statements are included throughout this Annual Report, including the sections titled “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and relate to matters such as our industry, capital expenditures by wireless carriers, business strategy, goals and expectations concerning our market position, future operations, revenues, margins, cost savings initiatives, profitability, capital expenditures, liquidity and capital resources and other financial and operating information. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “would,” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. We have based these forward-looking statements on our current assumptions, expectations and projections about future events.

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

Item 1. Business.

Overview

Since our founding in 2000, we have grown to be a leading provider of end-to-end network infrastructure and professional services to the telecommunications industry and installation and maintenance services for satellite communications. Our wireless telecommunications services span the full network lifecycle, including the design, engineering, construction, deployment, integration, maintenance, and decommissioning of wireless networks. We perform these services across multiple network infrastructures, including traditional cell towers as well as small cell and distributed antenna systems (“DAS”). We serve the satellite television industry by providing onsite installation, upgrading and maintenance of satellite television systems to both residential and commercial market customers. These highly specialized and technical services are critical to the capability of our customers to deliver voice, data and video services to their end users. For the years ended December 31, 2013 and 2014, we generated revenues of $931.7 million and $1,199.2 and net losses of $43.2 million and $14.9 million, respectively. For the year ended December 31, 2015, we generated revenues of $725.1 million and a net loss of $66.5 million, respectively.

The wireless telecommunications industry has been characterized with favorable trends that have historically driven growth. This industry has benefitted from the rapid developments of mobile devices which has sustained a phase of expansion and increased the number of wireless devices and demand for greater speed and availability of mobile data. Users continue to upgrade to more advanced mobile devices, such as smartphones and tablets, and access more bandwidth-intensive applications. According to the Cisco Visual Networking Index, the Global Mobile Data Traffic Forecast Update for 2015-2020, or the Cisco VNI Mobile Update, mobile data traffic in North America will grow 6-fold from 2015 to 2020, a compound annual growth rate of 42%. North American mobile data traffic will reach 3.2 exabytes per month by 2020, and globally, expected to reach 30.6 exabytes by 2020. These developments created significant challenges for wireless carriers to manage increasing network congestion and continually deliver a high quality customer experience. In response, carriers, governments and other enterprises made substantial investments to upgrade their wireless infrastructures to the Long-Term Evolution (“4G-LTE”) wireless standard, which was largely completed in 2014, and they have since continued to increase the capacity and performance of their competing communications networks. Carriers have also announced that they believe that 4K video, virtual reality and the “Internet of Things” will generate a new wave of growth in data usage and in preparation that they plan to begin testing technology expected to become the next generation of wireless networks, or 5G, in 2016 for future deployment beginning in the next few years. In addition to deployment of wireless networks, multiple incumbent as well as new entrants are devoting significant capital expenditures to upgrade wireline/fiber networks to 1-gigabit speeds. We expect these dynamics in the mobile and wireline/fiber data markets to create continuing opportunities for providers of wireless and wireline/fiber infrastructure construction services in the United States.

We have established long-standing relationships with Tier-1 wireless carriers and OEMs, including AT&T, Inc. and its subsidiaries or AT&T, which include AT&T Mobility and DIRECTV, Sprint/United Management Company, or Sprint and Alcatel-Lucent USA Inc., or Alcatel-Lucent.  Over the last few years, we have sought to diversify our customer base within the telecommunications industry by leveraging our long-term success and reputation for quality to win new customers such as Century Link, Inc., and Verizon Wireless, or Verizon, although in each case at lower volumes than our work with AT&T. We generated nearly all of our revenues over the past several years under master service agreements, or MSAs, that establish a framework, including pricing and other terms, for providing ongoing services. Since 2013, we have strategically expanded our service offerings in each of the television industry, the small cell and DAS business and the wireline business.  Through our acquisition of Multiband in 2013, we acquired a large technician workforce and began to install, maintain and upgrade satellite television systems for residential and commercial customers.  We recently began using this workforce to install Digital Life systems for AT&T Inc. pursuant to an agreement we entered with AT&T Services, in January 2016.  In 2013, we began providing end-to-end management of Sprint’s enterprise femtocells application, and we entered into a Cell Site Construction Agreement with a subsidiary of Verizon in 2013 to provide similar services. During 2014 and 2015, we provided small cell or DAS services to over 100 enterprises including higher education institutions, stadiums for professional and collegiate sports events, hotels and resorts, major retailers, hospitals and government agencies. Growth of the small cell and DAS markets slowed during 2015 as certain carriers, including AT&T, deferred their capital expenditures on such DAS programs as existing structures have largely been built out.  Further reductions are expected in 2016 as AT&T shifts its capital expenditures from wireless to wireline in order to upgrade its wireline to fiber optic cable.  While the Company has been awarded work to perform for AT&T wireline, the work will not begin until mid-2016.  Although we have seen a significant reduction in the services we provide to AT&T in our infrastructure services segment, we have experienced strong growth from our field services segment, which includes services we provide to AT&T Inc.’s subsidiary DIRECTV.

Our relationship with AT&T Inc. began in 2002 with Cingular Wireless LLC and Southwestern Bell Telephone Company and has subsequently grown in scope. Currently, we provide various levels of site acquisition, construction, technology upgrades, Fiber to the Cell and maintenance services for AT&T in fourteen states, pursuant to the Mobility Turf Contract, a multi-year MSA that we entered into with AT&T and have amended and replaced from time to time. In September of 2014 we extended the term of our Mobility Turf Contract to August 31, 2017.

We have a long-standing relationship with DIRECTV which, through our acquisition of Multiband, extends for 18 years.  In March 2015, we extended our MSA with DIRECTV for the installation and maintenance of residential satellite television systems to provide for a term expiring in October 2018.  In July 2015, AT&T Inc. acquired DIRECTV by merger, and DIRECTV became a subsidiary of AT&T Inc. As a result, our revenues have become more concentrated and dependent on our relationship with AT&T Inc. and to the extent that our performance does not meet this customer’s expectations, or our reputation or relationship with our key customer becomes impaired, we could lose future business with this customer, which would materially adversely affect our ability to generate revenue. Subsidiaries of AT&T Inc., including DIRECTV, collectively represented approximately 81.0%, 87.2% and 89.3% of revenues for the years ended December 31, 2013, 2014 and 2015, respectively.

Our Businesses

We primarily operate through three business segments, Infrastructure Services, Field Services and Professional Services. Through our Infrastructure Services and Professional Services segments, we help wireless carriers, OEMs and cable companies design, engineer, construct, deploy, integrate, maintain and decommission critical elements of wireless and wireline telecommunications networks. Through our Field Services segment, we install, upgrade and maintain satellite television systems for both residential and commercial customers.

For the years ended December 31, 2013, 2014 and 2015, our Infrastructure Services (IS) division generated 76.8%, 69.9% and 54.0% of our revenue, our Field Services (FS) division generated 9.5% , 21.8% and 36.1% of our revenue and our the Professional Service (PS) division generated 12.0%, 8.3% and 9.9% of our revenue, respectively. In the first quarter of 2014, we integrated the Engineering, Energy & Construction, or EE&C, line of business that comprised our Other Services segment with the Infrastructure Services and Professional Services segments, and as a result there is no longer an Other Services segment. We have not restated the corresponding items of segment information for the year ended December 31, 2013 because the employees that previously comprised the EE&C line of business are now serving customers within the Infrastructure Services segment and the remaining operations of the Other Services segment that were realigned to the Infrastructure Services, Professional Services or Field Services segments are not material to those segments individually.  Revenues, cost of revenues, gross profit, gross margin and total assets by segment as of and for the years ended December 31, 2013, 2014 and 2015 were as follows (dollars in millions):

	2013				2014				2015
	PS	IS	FS	Other	PS	IS	FS	Other	PS	IS	FS	Other
Revenues	$111.5	$715.5	$88.2	$16.5	$99.9	$838.0	$261.3	$-	$71.7	$391.8	$261.6	$-
Cost of revenues	$91.6	$622.4	$77.9	$14.2	$92.4	$707.6	$225.4	$-	$63.6	$359.6	$215.4	$-
Gross profit	$19.9	$93.1	$10.3	$2.3	$7.5	$130.4	$35.9	$-	$8.1	$32.2	$46.2	$-
Gross margin	17.8%	13.0%	11.7%	13.9%	7.5%	15.6%	13.7%	0.0%	11.2%	8.2%	17.7%	0.0%

	2013				2014				2015
	PS	IS	FS	Corporate	PS	IS	FS	Corporate	PS	IS	FS	Corporate
Total assets	$-	$-	$-	$-	$56.5	$183.2	$119.0	$55.3	$23.8	$72.3	$112.2	$23.8

The following diagram illustrates our customers’ recurring need for the services we provide in our Infrastructure Services and our Professional Services segments:

As illustrated in the graphic above, wireless carriers continually monitor network traffic and usage patterns. As they identify network inefficiencies, service problems or capacity constraints, they often engage companies like us to perform maintenance or network enhancements, such as adding equipment to the network, to alleviate the issue.

Infrastructure Services. Our Infrastructure Services segment provides program management services of field projects necessary to deploy, upgrade, maintain or decommission wireless and wireline outdoor networks. We support wireless carriers in their implementation of critical technologies such as 4G-LTE, the addition of new macro cell sites and outdoor small cell sites, increases of capacity at their existing cell sites through additional spectrum allocations, as well as other optimization and maintenance activities at cell sites. Our Infrastructure Services segment is also positioned to assist with the future deployment of 5G networks that major carriers have announced plans to begin testing in 2016. When a network provider requests our services to build or modify a cell site, our Infrastructure Services segment is able to: (i) handle the required pre-construction leasing, zoning, permitting and entitlement activities for the acquisition of the cell site, (ii) prepare site designs, structural analysis and certified drawings, and (iii) manage the construction or modification of the site including tower-top and ground equipment installation. These services are managed by our wireless project and construction managers and are performed by a combination of scoping engineers, real estate specialists, ground crews, line and antenna crews and equipment technicians, either employed by us or retained by us as subcontractors.

Our Infrastructure Services segment also provides fiber and wireless backhaul services to carriers. We are also providing outside plant, engineering and related services to our wireline customers.   Our fiber backhaul services, or Fiber to the Cell services, connect existing points in the fiber networks of wireline carriers to thousands of cell sites needing the bandwidth and ethernet capabilities for upgrading capacity. Our microwave backhaul services provide a turnkey solution offering site audit, site acquisition, microwave line of sight surveys, path design, installation, testing and activation services. This fiber and wireless backhaul work often involves planning, route engineering, right-of-way (for fiber work) and permitting, logistics, project management, construction inspection, and optical fiber splicing services. Backhaul work is performed to extend an existing optical fiber network, owned by a wireline carrier, typically between several hundred yards to a few miles, to the cell site.

Field Services. Our Field Services segment provides installation and maintenance services to DIRECTV, commercial customers and a provider of internet wireless service primarily to rural markets. We fulfilled over 1.5 million satellite television installations, upgrade or maintenance work orders during each of 2014 and 2015 for DIRECTV, representing 28.0% of DIRECTV’s outsourced work orders for residents of single-family homes for both years.  We were the second largest DIRECTV in-home installation provider in the United States for each of the years ended December 31, 2014 and 2015. In addition to our residential MSA with DIRECTV, our MSA to install equipment for multi dwelling unit, or MDU, facilities was extended in 2015 through 2018. The MSA contains an automatic one-year renewal and may be terminated by either party upon a 180 days’ notice. In addition, on January 25, 2016, we signed a one-year agreement with AT&T Services to provide Digital Life installation and repair services in connection with our DIRECTV satellite television installation services. The contract renews annually but either party has the right to terminate the agreement upon 60 days’ notice.

Professional Services. Our Professional Services segment provides customers with highly technical services primarily related to the design, engineering, integration and performance optimization of transport, or “backhaul,” and core, or “central office,” equipment of enterprise and wireless carrier networks. When a network operator integrates a new element into its live network or performs a network-wide upgrade, a team of in-house engineers from our Professional Services segment can administer the complete network design, equipment compatibility assessments and configuration guidelines, the migration of data traffic onto the new or modified network and the network activation.

In addition, we provide services related to the engineering and installation of indoor small cell and DAS networks. Our enterprise small cell and DAS customers often require most or all of the services listed above and may also purchase consulting, post-deployment monitoring, performance optimization and maintenance services. Demand for DAS services declined in 2015 as DAS have largely been built out in existing structures, and we completed our large stadium DAS build in 2015. While we will continue to offer small cell and DAS services, we intend to focus our efforts to broaden our services with enterprise customers, where we believe there is more opportunity for growth.

Other Services. The Other Services segment included our EE&C line of business and, until we disposed of the assets related to our MDU line of business, or the MDU Assets, to an affiliate of DIRECTV on December 31, 2013, our MDU line of business. In the first quarter of 2014, we integrated our EE&C line of business with our Infrastructure Services and Professional Services segments. As a result of the disposition of the MDU Assets and the integration of our EE&C line of business, we no longer have an Other Services segment. We have not restated the corresponding items of segment information for the year ended December 31, 2013 because the employees that previously comprised the EE&C line of business immediately prior to such integration are now serving customers within the Infrastructure Services segment and the remaining operations of the Other Services segment that were reassigned to the Infrastructure Services, Professional Services or Field Services segments are not material to those segments individually.

Our Industries

We participate in the large and growing market for connectivity and essential wireless and wireline telecommunications infrastructure services. We also participate in the significant satellite television installation and maintenance market for both residential and commercial customers.

The wireless telecommunications industry is characterized by an escalation in both the number of wireless devices and the demand for those mobile devices to deliver and transmit larger quantities of mobile data traffic faster and more reliably. Although wireless carriers largely built out their 4G-LTE networks in 2014, they continue to upgrade the capacity and performance of their competing communications networks. Major carriers have also announced that they plan to begin testing 5G technology in 2016 for future deployment beginning in the next few years to address the next expected major wave of growth in data usage. In order to provide increased wireless network capacity and performance while maintaining flexibility, efficiency and lower costs, many wireless carriers have moved to outsourcing many of the services required to design, build and maintain their wireless networks.

The U.S market for satellite television subscribers is significant and we expect that the demand for our outsourced installation and maintenance services related to the satellite television market will remain steady as providers continue to upgrade technology and add customers by investing in competitive marketing efforts.

Customers

We served over 150 customers in 2015 and the vast majority of our revenues are from subsidiaries of AT&T Inc., including AT&T Mobility, AT&T Services and DIRECTV. Our customer list includes several of the largest carriers and OEMs in the telecommunications industry. Revenues earned from customers other than subsidiaries of AT&T Inc., were 19.0% of total revenues for the year ended December 31, 2013, 12.8% of total revenues for the year ended December 31, 2014 and 10.7% of total revenue for the year ended December 31, 2015. In July 2015, AT&T Inc. completed its previously announced acquisition of DIRECTV, and DIRECTV became a subsidiary of AT&T Inc. With the consummation of the merger, our revenues have become more concentrated and dependent on our relationship with AT&T Inc., if our reputation or relationships with this key customer becomes impaired, we could lose future business with this customer, which could materially adversely affect our ability to generate revenue.

Revenue concentration by dollar amount and as a percentage of total consolidated revenue:

	2013		2014	2015
	Revenue	Percent of Total	Revenue	Percent of Total	Revenue	Percent of Total
Subsidiaries of AT&T Inc., other than DIRECTV	$662,758	71.1%	$797,452	66.5%	$388,566	53.6%
DIRECTV	92,425	9.9%	248,414	20.7%	258,851	35.7%
	$755,183	81.0%	$1,045,866	87.2%	$647,417	89.3%

AT&T

Historically, we have provided site acquisition, construction, technology upgrades, Fiber to the Cell and maintenance services for AT&T, at cell sites in 11 of 31 distinct AT&T markets, or Turf Markets comprised of 11 states. In 2015, AT&T rebalanced certain markets where we were the primary vendor, but added 3 additional states where we are an approved vendor for a total of 14 states.  We historically have acted as either the sole, primary or secondary vendor, pursuant to the multi-year MSA that we have entered into with AT&T and have amended and replaced from time to time. We refer to our MSAs with AT&T related to its turf program collectively as the “Mobility Turf Contract.” Our original Mobility Turf Contract provided for a term expiring on November 30, 2015, and AT&T had the option to renew the contract on a yearly basis thereafter.

In 2014, we restructured our Mobility Turf Contract to consist of a general MSA with subordinate MSAs governing the services we provide thereunder. Effective January 14, 2014, we entered into the general MSA and a subordinate MSA governing site acquisition services, and on September 1, 2014, we entered into a subordinate MSA governing program management, project management, architecture and engineering, construction management and equipment installation services, or the Subordinate Construction MSA. The services governed by these subordinate MSAs were formerly provided pursuant to our previous Mobility Turf Contract MSA. The general MSA provides for a term expiring on August 31, 2016, and the Subordinate Construction MSA provides for a term expiring on August 31, 2017. AT&T has the option to renew both contracts on a yearly basis thereafter. Aside from extending the term of our Mobility Turf Contract, we do not anticipate that its restructuring will have a material effect on our results of operations.

During the second quarter of 2014, AT&T deferred certain capital expenditures with us. We began to see an impact to the volume of services provided to subsidiaries of AT&T Inc. during the same quarter, due to the deferral of these AT&T capital expenditures and we expected this impact to continue into 2015.  On November 7, 2014, AT&T announced that as a result of the substantial completion of the expansion of its 4G-LTE network, its capital expenditures would decrease in 2015, particularly with respect to its wireless infrastructure. Additionally, in 2015, AT&T reassigned certain of our Turf Markets to other vendors and, in an effort to diversify its supplier base, rebalanced the work assigned to us in certain other Turf Markets where we were the primary vendor to other vendors.  The deferrals, the announced reduction in AT&T’s 2015 capital expenditures and the Turf Market reassignment and rebalancing reduced our 2015 revenues compared to 2014. With the completion of the build out of AT&T’s 4G-LTE network having occurred in 2014, we do not anticipate that the wireless revenues for our Infrastructure Services business will return to 2014 levels in 2016.

DIRECTV

We began providing satellite television installation services with our 2013 acquisition of Multiband. Our relationship DIRECTV extends for over 18 years through the Multiband acquisition and is essential to the success of our Field Services segment’s operations. We have been named the HSP partner of the year for the both 2014 and 2015 fiscal years. We are one of three in-home installation providers that DIRECTV utilizes in the United States, and during each of the years ended December 31, 2014 and 2015, we performed 28.0% of all DIRECTV’s outsourced installation, upgrade and maintenance activities. Our contract with DIRECTV has a term expiring on October 15, 2018, and contains an automatic one-year renewal. The contract may also be terminated by 180 days’ notice by either party. Until December 31, 2013, we also provided customer support and billing services to certain of DIRECTV’s customers through our Other Services segment pursuant to a separate arrangement.  On January 25, 2016, we signed a one-year agreement with AT&T Services to provide Digital Life installation and repair services in connection with our satellite television installation services for DIRECTV. The contract renews annually but is terminable upon 60 days’ notice by either party.

Alcatel-Lucent

On July 15, 2014, we entered into a three-year MSA with Alcatel-Lucent, effective as of June 30, 2014, or the 2014 Alcatel-Lucent Contract. Pursuant to the 2014 Alcatel-Lucent Contract, we will provide, upon request, certain services, including deployment engineering, integration engineering, radio frequency engineering and other support services to Alcatel-Lucent that were formerly provided under the Alcatel-Lucent Contract. We have experienced a decline in the amount of legacy work that we have performed for Alcatel-Lucent and we expect this decline to continue, although with the announcement on January 4, 2016, of the Nokia and Alcatel-Lucent finalization of the merger of the two companies, we are also seeking to obtain work from Nokia on newer technologies. The 2014 Alcatel-Lucent Contract has an initial term ending June 30, 2017, after which the parties may mutually agree to extend the term on a yearly basis. During the years ended December 31, 2013, 2014 and 2015, we recognized $57.9 million, $42.6 million and $22.7 million of revenue related to the services provided to Alcatel-Lucent.

Sprint

In May 2012, we entered into an MSA with Sprint to provide decommissioning services for Sprint’s iDEN (push-to-talk) network. We are removing equipment from Sprint’s network that is no longer in use and restoring sites to their original condition. For the years ended December 31, 2013, 2014 and 2015 we recognized $34.0 million, $51.8 million and $17.5 million of revenue, respectively, related to the services we provide for Sprint. The Sprint Agreement has an initial term of five years, and automatically renews on a monthly basis thereafter unless notice of non-renewal is provided by either party. As of December 31, 2014, we completed iDEN decommissioning work of over 11,400 cell sites under the Sprint Agreement. During 2015, we started providing radio frequency engineering services to Sprint and on October 2, 2015, we received a project award to decommission Sprint’s WIMAX network for certain regions. We have established a strong performance record with Sprint and we are working to grow and evolve our relationship with them in the future.

Enterprise Customers

We provided services to over 100 enterprise customers through our Professional Services segment in 2015. These service offerings consist of the design, installation and maintenance of DAS systems to customers such as Fortune 500 companies, hotels, hospitals, college campuses, airports and sports stadiums.

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

	December 31, 2014	December 31, 2015
Segments	(In millions)
Infrastructure Services	$919.0	$531.8
Field Services	391.2	445.9
Professional Services	191.5	117.7
Estimated backlog	$1,501.7	$1,095.4

We expect to recognize approximately 70% of our estimated backlog as of December 31, 2015 in the year ended December 31, 2016. The vast majority of estimated backlog as of December 31, 2015 originated from multi-year customer relationships, primarily with AT&T Inc. and its subsidiaries.

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

Seasonality and Variability of Results of Operations

Historically, we have experienced seasonal variations in our business, primarily due to the capital planning cycles of certain of our customers. Generally, AT&T’s initial annual capital plans are not finalized to the project level until sometime during the first three months of the year, resulting in reduced capital spending in the first quarter relative to the rest of the year. This results in a significant portion of contracts related to our Infrastructure Services segment being completed during the fourth quarter of each year. Because we have adopted the completed contract method, we do not recognize revenue or expenses on contracts until we have substantially completed the work required by a contract. Accordingly, the recognition of revenue and expenses on contracts that span quarters may also cause our reported results of operations to experience significant fluctuations.

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

As a result, we have historically experienced, and may continue to experience, significant differences in our operating results from quarter to quarter. Due to these seasonal variations and our methodology for the recognition of revenue and expenses on projects, comparisons of operating measures between quarters may not be as meaningful as comparisons between longer reporting periods.

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

Competition

The markets in which we operate are highly competitive. Several of our competitors are large companies that have significant financial, technical and marketing resources. Within the Infrastructure Services segment, we primarily compete with MasTec, Inc., Bechtel Corporation, Black & Veatch Corporation, Dycom Industries, Inc. and sometimes with OEMs. Within the Field Services segment, we primarily compete with MasTec, Inc. and UniTek Global Services, Inc. We and two of our competitors provide over 50% of DIRECTV’s installation services business, with the remaining 50% performed in-house by DIRECTV. DIRECTV provides in-house installation services primarily to rural areas of the United States where it is not profitable for independent installers such as us to operate. Within the Professional Services segment, we primarily compete with many smaller specialty engineering, installation and integration companies as well as the OEMs.

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

Employees and Subcontractors

As of March 30, 2016, we employed approximately 3,400 persons.  We also utilize an extensive network of subcontractor relationships to complete work on certain of our projects. The use of subcontractors allows us to quickly scale our workforce to meet varied levels of demand without significantly altering our full-time employee base.

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

Risks Related to Our Business

We derive the vast majority of our revenues from subsidiaries of AT&T Inc. including DIRECTV. The loss of any of these customers or a reduction in their demand for our services would impair our business, financial condition and results of operations.

We derive the vast majority of our revenues from subsidiaries of AT&T Inc., including DIRECTV. We derived the following amounts of our revenue from these sources over the past three fiscal years (dollars in thousands):

	2013		2014		2015
	Revenue	Percent of Total	Revenue	Percent of Total	Revenue	Percent of Total
Subsidiaries of AT&T Inc., other than DIRECTV	$ 662,758	71.1%	$ 797,452	66.5%	$ 388,566	53.6%
DIRECTV	92,425	9.9%	248,414	20.7%	258,851	35.7%
	$ 755,183	81.0%	$ 1,045,866	87.2%	$ 647,417	89.3%

Because we derive the vast majority of our revenues from these customers, and certain of our services for AT&T are provided on a territory basis, with no required commitment for AT&T to spend a specified amount in such territory with us, we could experience a material adverse effect to our business, financial condition or results of operations if the amount of business we obtain from these customers is reduced. In July 2015, AT&T Inc. completed its previously announced acquisition by merger of DIRECTV, and DIRECTV became a subsidiary of AT&T Inc. With the consummation of the merger, our revenues have become more concentrated and dependent on our relationship with AT&T Inc. and to the extent that our performance does not meet this customer’s expectations, or our reputation or relationships with this key customer becomes impaired, we could lose future business with this customer, which could materially adversely affect our ability to generate revenue. During the second quarter of 2014, AT&T deferred certain capital expenditures with us. We began to see an impact to the volume of services provided to subsidiaries of AT&T Inc. during the same quarter, due to the deferral of these AT&T capital expenditures and we expected this impact to continue into 2015.  On November 7, 2014, AT&T announced that as a result of the substantial completion of the expansion of its 4G-LTE network, its capital expenditures would decrease in 2015. Additionally, in 2015, AT&T reassigned certain of our Turf Markets to other vendors and, in an effort to diversify its supplier base, rebalanced the work assigned to us in certain other Turf Markets where we had been the primary vendor to other vendors. The deferrals, the reduction in AT&T’s 2015 capital expenditures and the Turf Market realignment and rebalancing reduced our 2015 revenues compared to 2014 and have had a  material adverse impact to our business, financial condition and results of operations.

Most of our contracts do not obligate our customers to undertake a significant amount, if any, of infrastructure projects or other work with us and may be cancelled on limited notice, so our revenue is not guaranteed.

Substantially all of our revenue is derived from multi-year MSAs. Under our multi-year MSAs, we contract to provide customers with individual project services through work orders within defined geographic areas or scopes of work on a fixed fee. Under these agreements, our customers often have little or no obligation to undertake any infrastructure projects or other work with us. In addition, most of our contracts are cancellable on limited notice, even if we are not in default under the contract. We may hire employees permanently to meet anticipated demand for the anticipated projects that may be delayed or cancelled. DIRECTV also may change the terms, such as term, termination, pricing and services areas of our agreements, and has done so in the past, to terms that are more favorable to DIRECTV.  In addition, many of our contracts, including our service agreements, are periodically open to public bid. We may not be the successful bidder on our existing contracts that are re-bid. We could face a significant decline in revenues and our business, financial condition or results of operations could be materially adversely affected if:

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

We may seek additional funds through equity or debt offerings and/or borrowings under lines of credit or other sources, including a possible increase in the borrowing base of or replacement of our amended and restated senior secured revolving credit facility, or the Credit Facility. If we cannot raise additional capital, we may have to implement one or more of the following remedies:

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

•	not permit our ratio of total indebtedness to trailing twelve month EBITDA, as of the last day of a fiscal quarter, to exceed 5.00 to 1.00.

Should we be unable to comply with the terms and covenants of the Credit Facility, we would be required to obtain further modifications of the Credit Facility or secure another source of financing to continue to operate our business. A default could also result in the acceleration of our obligations under the Credit Facility. If that should occur, we may be unable to repay all of our obligations under the Credit Facility, which could force us to sell significant assets or allow our assets to be foreclosed upon. In addition, these covenants may prevent us from engaging in transactions that benefit us, including responding to changing business and economic conditions or securing additional financing, if needed. To the extent we need additional financing, we may not be able to obtain such financing at all or on favorable terms, which may adversely affect our business, financial condition or results of operations. Had we been required to meet these ratio tests as of December 31, 2015, we would not have met either the Fixed Charge Coverage Ratio or the Leverage Ratio (each as defined in the Credit Facility).

Further, the terms of the Indenture governing the notes require us to meet certain ratio tests, on a pro forma basis giving effect to such transactions, before engaging in certain transactions, including incurring additional debt outside of the Credit Facility and making restricted payments, subject, in each case, to certain exceptions. We must meet a Fixed Charge Coverage Ratio of at least 2.00 to 1.00 in order to make restricted payments or incur additional debt, and we must meet a Total Leverage Ratio test of not greater than 2.50 to 1.00 in order to secure any additional debt (each defined in the Indenture). We have not entered into any transaction that requires us to meet these tests through December 31, 2015 other than our acquisition of Multiband, with respect to which holders of the notes waived compliance with both ratios. Had we been required to meet these ratio tests as of December 31, 2015, we would not have met either the Fixed Charge Coverage Ratio or the Total Leverage Ratio. We do not anticipate that we will meet the Fixed Charge Coverage Ratio unless our EBITDA is increased or until we are able to reduce our fixed charges such as by retiring debt. As a result, we would not be able to make certain restricted payments or incur indebtedness unless (i) we obtain an amendment or waiver to the

Indenture and related documents in order to make such restricted payment or incur such indebtedness or (ii) such additional indebtedness or restricted payment were specifically permitted by the Indenture, such as borrowings under the Credit Facility.

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

We began reporting with the SEC as required by the Indenture. As a voluntary filer, we are subject to a number of the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, and other applicable securities rules and regulations as if we were a public company. Because the Company had revenues of at least $1 billion during 2014, we ceased to qualify as an emerging growth company as of December 31, 2014. Therefore, we are subject to full SEC reporting rules and, among other things, will no longer qualify for reporting executive compensation as if the Company were a smaller reporting company, which also could require additional resources and costs. The Exchange Act requires that we file with the SEC annual, quarterly and current reports with respect to our business and operating results.

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

The performance of our chief executive officer, senior management and other key employees is critical to our success. We rely on the experience of our senior management, who have specific knowledge relating to us and our industry that is difficult to replace and competition for management with experience in the communications industry is intense. A loss of the chief executive officer, a member of senior management or key employee particularly to a competitor could also place us at a competitive disadvantage. We may not be able to retain the services of any of our long-term employees or other members of senior management in the future. For example, three members of our executive team left the Company in 2014, and we hired a new chief financial officer and a chief operating officer in December 2014, and our chief financial officer left the Company in March of 2015. In 2015, one member of our executive team left and we appointed a new chief financial officer. Although we have entered into employment agreements with members of our senior management and certain other key employees, we cannot guarantee that any key management personnel will remain employed by us. If we do not succeed in attracting well-qualified senior management or retaining and motivating the existing key employees, our business could be harmed.

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

In the ordinary course of business, we extend unsecured credit to our customers. As of December 31, 2015, this credit amounted to $28.8 million. We may also agree to allow our customers to defer payment on projects until certain milestones have been met or until the projects are substantially completed, and customers typically withhold some portion of amounts due to us as retainage. In addition, we may provide other forms of financing in the future to our customers or make investments in our customers’ projects, typically in situations where we also provide services in connection with the projects. Our payment arrangements with our customers subject us to potential credit risk related to changes in business and economic factors affecting our customers, including material changes in our customers’ revenues or cash flows. These changes may also reduce the value of any financing or equity investment arrangements we have with our customers. If we are unable to collect amounts owed to us, our cash flows would be reduced and we could experience losses if the uncollectible amounts exceeded current allowances. We would also recognize losses with respect to any investments that are impaired as a result of our customers’ financial difficulties. Losses experienced could materially and adversely affect our business, financial condition or results of operations. The risks of collectability and impairment losses may increase for projects where we provide services as well as make a financing or equity investment.

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

The Field Services segment is highly dependent on our relationship with AT&T’s subsidiary, DIRECTV. Our current MSA with DIRECTV was extended in March 2015 and expires on October 15, 2018. The term of this agreement automatically renews for additional one-year periods unless either DIRECTV or we give written notice of termination at least 90 days in advance of expiration of the then current term.

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

Upon completing the merger with Multiband, we recorded an asset called “goodwill” equal to the excess amount we paid for Multiband over the fair values of the assets and liabilities acquired and identified intangible assets to be allocated to Multiband. We also recorded goodwill in connection with the acquisitions of the assets of the Custom Solutions Group of Cellular Specialties, Inc. (“CSG”) and Design Build Technologies, LLC. The amount of goodwill on our consolidated balance sheet increased substantially as a result of the merger with Multiband. Accounting Standards Codification Topic 350 from the Financial Accounting Standards Board provides specific guidance for testing goodwill and other non-amortized intangible assets for impairment. The testing of goodwill and other intangible assets for impairment requires us to make significant estimates about our future performance and cash flows, as well as other assumptions. These estimates can be affected by numerous factors, including changes in the definition of a business segment in which we operate; changes in economic, industry or market conditions; changes in business operations; changes in competition; or potential changes in the share price of our common stock and market capitalization. Changes in these factors, or changes in actual performance compared with estimates of our future performance, could affect the fair value of goodwill or other intangible assets, which may result in an impairment charge. We cannot accurately predict the amount or timing of any impairment of assets. Should the value of our goodwill or other intangible assets become impaired, it could have a material adverse effect on our consolidated results of operations.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be significantly limited.

As of December 31, 2015, we had federal net operating loss carryforwards, or NOLs, of approximately $93.8 million and state NOLs of $184.3 million. If not used, the federal NOLs will begin to expire in 2027 and the state NOLs started to expire in 2015. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes, such as research tax credits, to offset its post-change income and taxes may be limited. In general, an “ownership change” generally occurs if there is a cumulative change in our ownership by 5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. We have performed a Section 382 study under the Code and determined that Multiband has had a total of five ownership changes since 1999. As a result of these ownership changes, Multiband’s ability to utilize its NOLs is limited. As of December 31, 2015, our Company did not meet the requirements in accordance with U.S. generally accepted accounting principles, or GAAP, to support that it is more likely than not that some portion or all of the deferred tax assets will be realized; therefore, a valuation allowance of $54.5 million was recorded as of December 31, 2015. The valuation allowance recorded against these NOLs does not limit or preclude our Company from fully utilizing these NOLs should we generate taxable income in future periods.

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

We derive, and anticipate that we will continue to derive, the vast majority of our revenue from customers in the telecommunications and subscription television industries. Our telecommunications and subscription television customers are subject to legislation enacted by Congress, and regulated by various federal, state and local agencies, including the Federal Communications Commission, and state public utility commissions, and is subject to rapid changes in governmental regulation and technology. These bodies might modify or interpret the application of their laws or regulations in a manner that is different than the way such regulations are currently applied or interpreted and may impose additional laws or regulations. If existing, modified or new laws or regulations have an adverse effect on our customers and adversely impact the profitability of the services they provide, demand for our services may be reduced. Changes in technology may also reduce the demand for the services we provide. The research and development of new and innovative technologically advanced products, including upgrades to current products and new generations of technologies, is a complex and uncertain process requiring high levels of innovation and investment, as well as accurate anticipation of technology and market trends. Our failure to rapidly adopt and master new technologies as they are developed in our industries could have a material adverse effect on our business, financial condition or results of operations.

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

We have a significant amount of indebtedness. As of December 31, 2015, we had approximately $326.2 million of indebtedness outstanding (including unamortized discount and premium thereon) under the Indenture and the Credit Facility.

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

As of December 31, 2015 and after giving effect to the amendment to our Credit Facility on May 8, 2014, we had $22.5 million of unused availability under our Credit Facility, subject to borrowing base determination and the maintenance of certain covenants. If and to the extent our borrowing base increases, we may be entitled to borrow up to an aggregate of $50.0 million on the Credit Facility. Obligations under our Credit Facility are secured by a first-priority lien on our accounts receivables, inventory, related contracts and other rights and other assets related to the foregoing and proceeds thereof, or the Bank Collateral. The notes are secured by a second-priority lien on the Bank Collateral. Any rights to payment and claims by the holders of the notes are, therefore, effectively junior to any rights to payment or claims by our creditors under our Credit Facility with respect to distributions of the Bank Collateral. The Indenture also permits us to amend or refinance our Credit Facility to provide us with the ability to borrow up to $50.0 million, all of which would be effectively senior to the notes and the guarantees with regard to the value of the collateral securities the Credit Facility on a first lien basis. Only when the obligations under our Credit Facility are satisfied in full will the proceeds of the Bank Collateral be available, subject to other permitted liens, to satisfy obligations under the notes. The notes are also effectively junior in right of payment to any other indebtedness collateralized by a higher priority lien on our assets, to the extent of the realizable value of such collateral.

The Credit Facility will mature prior to the notes, and we will have to refinance or repay any outstanding balance on the Credit Facility prior to repaying the notes.

Prior to the repayment of the notes, we will be required to repay the outstanding balance owed on our Credit Facility, which consists of a $50.0 million total commitment, none of which was borrowed as of December 31, 2015. We had $22.5 million of unused availability as of December 31, 2015. If we borrow under the Credit Facility, we may be unable to refinance any of this indebtedness on commercially reasonable terms or at all. If we are unable to repay or refinance any of this indebtedness or obtain new financing under these circumstances, our lenders will be entitled to exercise the remedies provided in the Credit Facility and we will have to consider other options, such as:

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

The borrowings available under the Credit Facility are subject to fluctuations in the calculation of a borrowing base, which is based on the value of our eligible accounts receivable and up to $10.0 million of eligible inventory. On May 8, 2014, we entered into an AT&T-sponsored vendor finance program to reduce our effective collection cycle time on AT&T invoices, but to facilitate the program, we amended the Credit Facility to remove the AT&T receivables as collateral thereunder. Our receivables with AT&T therefore no longer contribute to our borrowing base under the Credit Facility. While the maximum commitment on the Credit Facility remains at $50.0 million, our net availability thereunder has declined compared to historical levels as a result of the elimination of the AT&T receivables from the borrowing base calculation. As of December 31, 2015, our borrowing base under the Credit Facility and our availability for additional borrowings was $22.5 million. As a result, the availability under the Credit Facility fluctuates with the level of receivables with customers other than AT&T and reduces as we collect receivables or if they are not paid within a certain period of time. If the value of our eligible inventory were to significantly decrease, it could also reduce our borrowing capacity. If our borrowing base is reduced below the level of outstanding borrowings on the Credit Facility, then a portion of the outstanding indebtedness under the Credit Facility could become due and payable. If that should occur, we may be forced to use the proceeds from the collection of receivables to repay the facility or we may be unable to repay all of our obligations under the Credit Facility, which could force us to sell significant assets or allow our assets to be foreclosed upon. Should our liquidity needs exceed our cash on hand and borrowings available under the Credit Facility, we would be required to obtain modifications of the Credit Facility or secure another source of financing to continue to operate our business, which may not be available at a favorable price, or at all.

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

In the event of a bankruptcy, liquidation, dissolution, reorganization or similar proceeding against us or a guarantor, holders of the notes will be entitled to post-petition interest under the Bankruptcy Code only if the value of the Notes Collateral and any other indebtedness that is secured by an equal and ratable lien on the Notes Collateral, and the obligations under the Credit Facility is greater than the aggregate pre-bankruptcy claims of the secured parties under such shared collateral indebtedness plus the claims of the lenders for post-petition interest pursuant to their right to be paid first from the collateral. Holders of the notes may be deemed to have an unsecured claim if our obligations in respect of the notes exceed our pro rata share of the fair market value of the collateral securing the shared collateral indebtedness after satisfaction of our first priority indebtedness. Holders of the notes that have a security interest in collateral with a value equal or less than the aggregate claims securing the shared collateral indebtedness will not be entitled to post-petition interest under the Bankruptcy Code. In addition, if any payments of post-petition interest were made at the time of such a finding of under collateralization, such payments could be re-characterized by the bankruptcy court as a reduction of the principal amount of the secured claim with respect to notes. No appraisal of the fair market value of the Notes Collateral has been prepared and, therefore, the value of the collateral trustee’s interest in the collateral may not equal or exceed the principal amount of the notes and the other shared collateral indebtedness. We cannot assure you that there will be sufficient collateral to satisfy our and the subsidiary guarantors’ obligations under the notes.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

We lease our headquarters in Frisco, Texas and other facilities throughout the United States. Our facilities are used for offices, equipment yards, warehouses and storage and vehicle shops. In December 2015, we entered into a lease agreement whereby we moved our Company’s headquarter office to Frisco, TX as of February 2016. We currently leases approximately 53,349 square feet of office space in Frisco under our new lease with expires in October 15, 2018. As of December 31, 2015, our Infrastructure Services and Professional Services segments operated out of 25 locations in 9 states throughout the United States, all of which were leased. Our Field Services segment operated out of 31 locations in 14 states as of December 31, 2015. We believe that our existing facilities are sufficient for our current needs. In addition, we operate a number of on-site project offices maintained on a temporary basis as the need arises.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Holders

There is currently no established public trading market or publicly available quotations for our common stock. As of March 30, 2016, there were 912,754 shares of our common stock outstanding and held of record by approximately 22 holders.

Dividends

We have not paid any dividends on our common stock during the years ended December 31, 2014 and 2015. We do not intend to pay any cash dividends on our common stock in the foreseeable future. We currently anticipate that we will retain all of our available cash, if any, for use as working capital, acquisitions and for other general corporate purposes, including to service our debt and to fund the operation of our business. Payment of future dividends, if any, will be at the discretion of our Board of Directors and will depend on many factors, including general economic and business conditions, our strategic plans, our financial results and condition, legal requirements and other factors our Board of Directors deems relevant. The Indenture and our Credit Facility also impose restrictions on our ability to pay dividends.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Material Covenants under our Indenture and Credit Facility — Applicability of Covenants.”

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information as of December 31, 2015 with respect to compensation plans under which shares of our common stock may be issued. Additional information concerning our share-based compensation plans is presented in Note 10, Share-Based Compensation and Warrants, in the notes to our consolidated financial statements for the years ended December 31, 2013, 2014 and 2015.

Equity Compensation Plan Information
Plan category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	571,566	$64.47	$428,434	(1)
Equity compensation plans not approved by security holders	-	-	-
Total	571,566	$64.47	$428,434

(1) Represents shares available for issuance under the Goodman Networks Incorporated 2008 Long-Term Incentive Plan.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the quarter ended December 31, 2015 that were not previously reported on a quarterly report or a current report.

Issuer Purchases of Equity Securities

There were no repurchases of shares of common stock or options to purchase common stock during the quarter ended December 31, 2015.

Item 6. Selected Financial Data.

The following consolidated selected financial data is derived from our audited financial statements as of and for the five years ended December 31, 2015 included elsewhere in this Annual Report and from our audited financial statements not included in this Annual Report.

On February 28, 2013, we completed the CSG acquisition. Accordingly, the operations and assets acquired in the CSG acquisition are included in our historical results of operations beginning March 1, 2013 and reflected in our historical balance sheet as of December 31, 2013. The merger with Multiband was completed on August 30, 2013. The operations and assets of Multiband are therefore included in our historical results of operations beginning August 31, 2013 and reflected in our historical balance sheet as of December 31, 2013.

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

	Year Ended December 31,
	2011	2012	2013	2014	2015
Statement of Operations Data (1)
Revenues	$729,002	$609,227	$931,745	$1,199,188	$725,056
Cost of revenues	610,784	499,288	806,109	1,025,437	638,598
Gross profit	118,218	109,939	125,636	173,751	86,458
Selling, general and administrative expenses	67,450	87,216	121,106	122,792	92,993
Restructuring expense (2)	-	-	-	9,998	11,653
Impairment expense (3)	-	-	-	3,254	3,336
Other operating income (expenses)	4,000	-	-	(3,285)	-
Operating income (loss)	46,768	22,723	4,530	40,992	(21,524)
Other income	-	-	(25)	(71)	-
Interest expense, net	20,548	31,998	40,287	46,694	43,925
Income (loss) before income tax expense	26,220	(9,275)	(35,732)	(5,631)	(65,449)
Income tax expense (benefit)	10,309	(4,176)	7,506	9,293	1,052
Net income (loss) from continuing operations	15,911	(5,099)	(43,238)	(14,924)	(66,501)
Net income (loss) from discontinued operations	3,407	2,568	-	-	-
Net income (loss) from operations	$19,318	$(2,531)	$(43,238)	$(14,924)	$(66,501)

Other Financial Data:
EBITDA from continuing operations (4)	$51,287	$26,344	$14,313	$52,562	$(10,968)
Adjusted EBITDA from continuing operations (4)	53,494	42,431	25,758	69,735	5,885
Capital expenditures	3,227	3,470	4,964	18,603	4,917

Balance Sheet Data (at period end):
Cash and cash equivalents	$100,637	$120,991	$59,439	$76,703	$39,832
Total assets	301,826	324,159	508,390	414,060	253,091
Long-term debt (net of current portion & deferred financing costs)	221,401	221,953	330,346	326,648	326,163
Total shareholders' deficit	(95,241)	(92,323)	(135,324)	(145,023)	(204,131)

(1)

During the three months ended March 31, 2013, transitional services ceased on an expired contract with AT&T in the Pacific Northwest region. Accordingly, the results of operations for the Pacific Northwest region are presented as discontinued operations for all periods presented.

(2)

During the second quarter of 2014, the Company’s management committed to and initiated plans to restructure and further improve efficiencies in our operations during 2014, 2015 and 2016 or the 2014 Restructuring Plan.  The restructuring costs associated with the 2014 Restructuring Plan are recorded in restructuring expense within the consolidated statements of operations and comprehensive loss.

(3)

During the year ended December 31, 2014, the Company listed for sale the Multiband headquarters building in Minnetonka, Minnesota. The Company evaluated the carrying value against the fair value of the building, less costs that will be incurred to complete the sale of the building, and concluded that the value of the building was impaired. Accordingly an impairment charge of $3.3 million has been included in the consolidated statements of operations.  During the year ended December 31, 2015, the Company transitioned a single enterprise resource planning system and recorded an impairment charge of $2.3 million upon the discontinuance of the internally developed system. Additionally an impairment charge of $1.0 million was recorded in connection with the sale of the Multiband building and long term assets in the consolidated statements of operations and comprehensive loss.

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

We present Adjusted EBITDA from continuing operations, which adjusts EBITDA from continuing operations for items that management does not consider to be reflective of the Company’s core operating performance, because it may be used by certain investors as a measure of operating performance. Management considers core operating performance to be that which can be affected by managers in any particular period through their management of the resources that affect our underlying revenue and profit generating operations during that period. Adjusted EBITDA from continuing operations adjusts EBITDA from continuing operations to eliminate the impact of certain items, including: (i) share-based compensation (non-cash portion); (ii) certain professional and consultant fees identified in the Indenture; (iii) severance expense (paid to certain senior level employees); (iv) amortization of debt issuance costs; (v) restatement fees and expenses; (vi) a tax gross-up payment made to the Company’s Chief Executive Officer to cover the his tax obligation for an award of common stock; (vii) transaction fees and expenses related to acquisitions; (viii) certain restructuring fees and expenses; (ix) impairment charges recognized on our long-lived assets; and (x) fees and expenses related to the issuance of equity permitted under the Indenture.

Because EBITDA from continuing operations and Adjusted EBITDA from continuing operations are not recognized measurements under GAAP, both have limitations as analytical tools. As a result of these limitations, when analyzing our operating performance, investors should use EBITDA from continuing operations and Adjusted EBITDA from continuing operations in addition to, and not as an alternative for, net income, operating income or any other performance measure presented in accordance with GAAP. Similarly, investors should not use EBITDA from continuing operations and Adjusted EBITDA from continuing operations as an alternative to cash flow from operating activities or as a measure of our liquidity.

The following table reconciles net income to EBITDA from continuing operations and EBITDA from continuing operations to Adjusted EBITDA from continuing operations:

	Years Ended December 31,
	2011	2012	2013	2014	2015
EBITDA from continuing operations and Adjusted
EBITDA from continuing operations:
Net income (loss) from continuing operations	$15,911	$(5,099)	$(43,238)	$(14,924)	$(66,501)
Income tax expense	10,309	(4,176)	7,506	9,293	1,052
Interest expense, net	20,548	31,998	40,287	46,694	43,925
Depreciation and amortization	4,519	3,621	9,758	11,499	10,556
EBITDA from continuing operations	51,287	26,344	14,313	52,562	(10,968)
Share-based compensation (a)	1,023	5,629	4,507	6,043	5,458
Specified professional fees (b)	651	-	-	-	-
Severance expense (c)	1,228	-	-	-	-
Restructuring expense (d)		-	-	9,998	11,653
Amortization of debt issuance costs (e)	(695)	(1,195)	(1,990)	(3,482)	(3,594)
Restatement fees and expenses (f)	-	8,075	3,382	-	-
Tax gross up on CEO stock grant (g)	-	3,226	-	-	-
Asset impairments (h)	-	-	-	3,254	3,336
Equity issuance costs (i)	-	-	-	1,360	-
Acquisition related transaction expenses (j)	-	352	5,546	-	-
Adjusted EBITDA from continuing operations	$53,494	$42,431	$25,758	$69,735	$5,885
(a)	Represents non-cash expense related to equity-based compensation.
(b)

Includes: (i) third-party consultant fees for a review of various business process and cost improvement initiatives, (ii) third-party consultant fees as a result of an investment in our company by affiliates of The Stephens Group, LLC; (iii) fees paid to an executive recruiting firm; and (iv) operations review expenses.

(c)	Represents severance costs paid to certain senior level employees upon termination of their employment with us.
(d)	Represents restructuring cost related to the 2014 Restructuring Plan.
(e)	Represents amortization of debt issuance costs included in interest expense but excluded in the calculation of Consolidated EBITDA per the Indenture.
(f)

Represents accounting advisory and audit fees incurred in connection with completing restatement of our financial statements for the year ended December 31, 2011, and preparing our financial statements for the year ended December 31, 2012, on the completed contract method and modifying our business processes to account for construction projects under the completed contract method going forward.

(g)	Represents a tax gross-up payment made to cover the tax obligation for share grant made to our Chief Executive Officer in connection with his transition into that role.
(h)	Represents impairment charges on long-lived assets related to the Multiband building sale and discontinuance of internally developed software.
(i)	Represents cost expensed during the year ended December 31, 2014 related to the potential offering of shares of our common stock pursuant to a registration statement on Form S-1 in 2014.
(j)	Represents fees and expenses incurred relating to our business acquisitions for the year ended December 31, 2012 and 2013, respectively.

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

Overview

We are a leading provider of end-to-end network infrastructure and professional services to the telecommunications industry and installation and maintenance services to the satellite television industry. Our wireless telecommunications services span the full network lifecycle, including the design, engineering, construction, deployment, integration, maintenance, and decommissioning of wireless networks. We perform these services across multiple network infrastructures, including traditional cell towers as well as small cell and distributed antenna systems, or DAS, locations. We serve the satellite television industry by providing onsite installation, upgrading and maintenance of satellite television systems to both residential and commercial market customers.

We operate from a broad footprint, operating mainly throughout the continental United States.  As of December 31, 2015, we employed over 3,500 people and operated in over 50 regional offices and warehouses.  We have established long-standing relationships with Tier-1 wireless carriers and original telecommunications equipment manufacturers, or OEMs, including AT&T, Inc. and its subsidiaries, AT&T Mobility, LLC, or AT&T and DIRECTV, Alcatel-Lucent USA Inc., or Alcatel-Lucent, and Sprint/United Management Company, or Sprint.  Over the last few years, we have sought to diversify our customer base within the telecommunications industry by leveraging our long-term success and reputation for quality to win new customers such as Century Link, Inc. or Century Link and Verizon Wireless, or Verizon. We generated nearly all of our revenues over the past several years under master service agreements, or MSAs, that establish a framework including pricing and other terms, for providing ongoing services. During 2015, we also provided small cell or DAS services to over 100 enterprises including higher education institutions, stadiums for professional and collegiate sports events, hotels and resorts, major retailers, hospitals, corporations and government agencies.

Significant Transactions

2014 Restructuring Plan

During 2014, our management approved, committed to and initiated plans to restructure and further improve efficiencies in our operations, or the 2014 Restructuring Plan. As part of the 2014 Restructuring Plan, we have taken steps to (i) further integrate the operations acquired in our acquisition by Merger of Multiband Corporation, or Multiband, in 2013, and the Custom Solutions Group of Cellular Specialties, Inc., or CSG, a provider of indoor and outdoor DAS and carrier Wi Fi solutions, services, consultations and maintenance that we acquired in 2013, including elimination of redundant positions and information technology infrastructure to realize acquisition synergies, (ii) exit certain locations to bring our overhead costs in line with our revenue, and (iii) eliminate certain headcount to bring our costs in line with our forecasted demand. The restructuring costs associated with the 2014 Restructuring Plan are recorded in the restructuring expense line item within our consolidated statements of operations and comprehensive loss. We incurred a significant portion of the estimated restructuring expenses related to the 2014 Restructuring Plan during 2014. We have incurred over $21.0 million of expenses related to the 2014 Restructuring Plan as of December 31, 2015 and anticipate incurring the remainder of the planned $25.0 million of the expenses related to the 2014 Restructuring Plan during the first half of 2016.

Operating Segments

We primarily operate through three business segments, Infrastructure Services, Field Services and Professional Services. Through our Infrastructure Services and Professional Services segments, we help wireless carriers and OEMs design, engineer, construct, deploy, integrate, maintain and decommission critical elements of wireless telecommunications networks. Through our Field Services segment, we install, upgrade and maintain satellite television systems for both residential and commercial customers.

Infrastructure Services. Our Infrastructure Services segment provides program management services of field projects necessary to deploy, upgrade, maintain or decommission wireless and wireline outdoor networks. We support wireless carriers in their implementation of critical technologies such as 4G-LTE, the addition of new macro cell sites and outdoor small cell sites, increases of capacity at their existing cell sites through additional spectrum allocations, as well as other optimization and maintenance activities at cell sites. Our Infrastructure Services segment is also positioned to assist with the future deployment of 5G networks that major carriers have announced plans to begin testing in 2016. When a network provider requests our services to build or modify a cell site, our Infrastructure Services segment is able to: (i) handle the required pre-construction leasing, zoning, permitting and entitlement activities for the acquisition of the cell site, (ii) prepare site designs, structural analysis and certified drawings, and (iii) manage the construction or modification of the site including tower-top and ground equipment installation. These services are managed by our wireless project and construction managers and are performed by a combination of scoping engineers, real estate specialists, ground crews, line and antenna crews and equipment technicians, either employed by us or retained by us as subcontractors.

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

Field Services. Our Field Services segment provides installation and maintenance services to DIRECTV, commercial customers and a provider of internet wireless service primarily to rural markets. We fulfilled over 1.5 million satellite television installations, upgrade or maintenance work orders during each of 2014 and 2015 for DIRECTV, representing 28.0% of DIRECTV’s outsourced work orders for residents of single-family homes for both years.  We were the second largest DIRECTV in-home installation provider in the United States for each of the years ended December 31, 2014 and 2015. In addition to our residential MSA with DIRECTV, our MSA to install equipment for multi dwelling unit, or MDU, facilities was extended in 2015 through 2018. The MSA contains an automatic one-year renewal and may be terminated by either party upon a 180 days’ notice. In addition, on January 25, 2016, we signed a one-year agreement with AT&T Services to provide Digital Life installation and repair services in connection with our DIRECTV satellite television installation services. The contract renews annually but either party has the right to terminate the agreement upon 60 days’ notice.

Professional Services. Our Professional Services segment provides customers with highly technical services primarily related to the design, engineering, integration and performance optimization of transport, or “backhaul,” and core, or “central office,” equipment of enterprise and wireless carrier networks. When a network operator integrates a new element into its live network or performs a network-wide upgrade, a team of in-house engineers from our Professional Services segment can administer the complete network design, equipment compatibility assessments and configuration guidelines, the migration of data traffic onto the new or modified network and the network activation.

In addition, we provide services related to the engineering and installation of indoor small cell and DAS networks. Our enterprise small cell and DAS customers often require most or all of the services listed above and may also purchase consulting, post-deployment monitoring, performance optimization and maintenance services. Demand for DAS services declined in 2015 as DAS have largely been built out in existing structures, and we completed our large stadium DAS build in 2015. While we will continue to offer small cell and DAS services, we intend to focus our efforts to broaden our services with enterprise customers, where we believe there is more opportunity for growth.

Other Services. The Other Services segment included our EE&C line of business and, until we disposed of the assets related to our MDU line of business, or the MDU Assets, to an affiliate of DIRECTV on December 31, 2013, our MDU line of business. In the first quarter of 2014, we integrated our EE&C line of business with our Infrastructure Services and Professional Services segments. As a result of the disposition of the MDU Assets and the integration of our EE&C line of business, we no longer have an Other Services segment. We have not restated the corresponding items of segment information for the year ended December 31, 2013 because the employees that previously comprised the EE&C line of business immediately prior to such integration are now serving customers within the Infrastructure Services segment and the remaining operations of the Other Services segment that were reassigned to the Infrastructure Services, Professional Services or Field Services segments are not material to those segments individually.

Customers

We served over 150 customers in 2015 and the vast majority of our revenues are from subsidiaries of AT&T Inc., including AT&T Mobility, AT&T Services and DIRECTV. Our customer list includes several of the largest carriers and OEMs in the telecommunications industry. Revenues earned from customers other than subsidiaries of AT&T Inc. (including DIRECTV) were 19.0% of total revenues for the year ended December 31, 2013, 12.8% of total revenues for the year ended December 31, 2014 and 10.7% of total revenue for the year ended December 31, 2015. In July 2015, AT&T Inc. completed its previously announced acquisition by merger of DIRECTV, and DIRECTV became a subsidiary of AT&T Inc. With the consummation of the merger, our revenues have become more concentrated and dependent on our relationship with AT&T Inc., if our reputation or relationships with this key customer becomes impaired, we could lose future business with this customer, which could materially adversely affect our ability to generate revenue.

AT&T

Historically, we have provided site acquisition, construction, technology upgrades, Fiber to the Cell and maintenance services for AT&T, at cell sites in 11 of 31 distinct AT&T markets, or Turf Markets comprised of 11 states. In 2015, AT&T rebalanced certain markets where we were the primary vendor, but added 3 additional states where we are an approved vendor for a total of 14 states.  We historically have acted as either the sole, primary or secondary vendor, pursuant to the multi-year MSA that we have entered into with AT&T and have amended and replaced from time to time. We refer to our MSAs with AT&T related to its turf program collectively as the “Mobility Turf Contract.” Our original Mobility Turf Contract provided for a term expiring on November 30, 2015, and AT&T had the option to renew the contract on a yearly basis thereafter.

In 2014, we restructured our Mobility Turf Contract to consist of a general MSA with subordinate MSAs governing the services we provide thereunder. Effective January 14, 2014, we entered into the general MSA and a subordinate MSA governing site acquisition services, and on September 1, 2014, we entered into a subordinate MSA governing program management, project management, architecture and engineering, construction management and equipment installation services, or the Subordinate Construction MSA. The services governed by these subordinate MSAs were formerly provided pursuant to our previous Mobility Turf Contract MSA. The general MSA provides for a term expiring on August 31, 2016, and the Subordinate Construction MSA provides for a term expiring on August 31, 2017. AT&T has the option to renew both contracts on a yearly basis thereafter. Aside from extending the term of our Mobility Turf Contract, we do not anticipate that its restructuring will have a material effect on our results of operations.

During the second quarter of 2014, AT&T deferred certain capital expenditures with us. We began to see an impact to the volume of services provided to subsidiaries of AT&T Inc. during the same quarter, due to the deferral of these AT&T capital expenditures and we expected this impact to continue into 2015.  On November 7, 2014, AT&T announced that as a result of the substantial completion of the expansion of its 4G-LTE network, its capital expenditures would decrease in 2015, particularly with respect to its wireless infrastructure. Additionally, in 2015, AT&T reassigned certain of our Turf Markets to other vendors and, in an effort to diversify its supplier base, rebalanced the work assigned to us in certain other Turf Markets where we were the primary vendor to other vendors.  The deferrals, the announced reduction in AT&T’s 2015 capital expenditures and the Turf Market reassignment and rebalancing reduced our 2015 revenues compared to 2014. With the completion of the build out of AT&T’s 4G-LTE network having occurred in 2014, we do not anticipate that the wireless revenues for our Infrastructure Services business will return to 2014 levels in 2016.

DIRECTV

We began providing satellite television installation services with our 2013 acquisition of Multiband. Our relationship DIRECTV extends for over 18 years through the Multiband acquisition and is essential to the success of our Field Services segment’s operations. We have been named the HSP partner of the year for the both 2014 and 2015 fiscal years. We are one of three in-home installation providers that DIRECTV utilizes in the United States, and during each of the years ended December 31, 2014 and 2015, we performed 28.0% of all DIRECTV’s outsourced installation, upgrade and maintenance activities. Our contract with DIRECTV has a term expiring on October 15, 2018, and contains an automatic one-year renewal. The contract may also be terminated by 180 days’ notice by either party. Until December 31, 2013, we also provided customer support and billing services to certain of DIRECTV’s customers through our Other Services segment pursuant to a separate arrangement.  On January 25, 2016, we signed a one-year agreement with AT&T Services to provide Digital Life installation and repair services in connection with our satellite television installation services for DIRECTV. The contract renews annually but is terminable upon 60 days’ notice by either party.

Alcatel-Lucent

On July 15, 2014, we entered into a three-year MSA with Alcatel-Lucent, effective as of June 30, 2014, or the 2014 Alcatel-Lucent Contract. Pursuant to the 2014 Alcatel-Lucent Contract, we will provide, upon request, certain services, including deployment engineering, integration engineering, radio frequency engineering and other support services to Alcatel-Lucent that were formerly provided under the Alcatel-Lucent Contract. We have experienced a decline in the amount of legacy work that we have performed for Alcatel-Lucent and we expect this decline to continue, although with the announcement on January 4, 2016, of the Nokia and Alcatel-Lucent finalization of the merger of the two companies, we are also seeking to obtain work from Nokia on newer technologies. The 2014 Alcatel-Lucent Contract has an initial term ending June 30, 2017, after which the parties may mutually agree to extend the term on a yearly basis. During the years ended December 31, 2013, 2014 and 2015, we recognized $57.9 million, $42.6 million and $22.7 million of revenue related to the services provided to Alcatel-Lucent.

Sprint

In May 2012, we entered into an MSA with Sprint to provide decommissioning services for Sprint’s iDEN (push-to-talk) network. We are removing equipment from Sprint’s network that is no longer in use and restoring sites to their original condition. For the years ended December 31, 2013, 2014 and 2015 we recognized $34.0 million, $51.8 million and $17.5 million of revenue, respectively, related to the services we provide for Sprint. The Sprint Agreement has an initial term of five years, and automatically renews on a monthly basis thereafter unless notice of non-renewal is provided by either party. Through December 31, 2014, we completed iDEN decommissioning work of over 11,400 cell sites under the Sprint Agreement. During 2015, we started providing radio frequency engineering services to Sprint and on October 2, 2015, we received a project award to decommission Sprint’s WIMAX network for certain regions. We have established a strong performance record with Sprint and we are working to grow and evolve our relationship with Sprint in the future.

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

Revenues

Our revenues are generated primarily from projects performed under master service agreements, or MSAs, and other service agreements, which are generally multi-year agreements. The remainder of our work is generated pursuant to contracts for specific projects or jobs that require the construction or installation of an entire infrastructure system or specified units within an infrastructure system. Revenue from non-recurring, project specific work may experience greater variability than master service agreement work due to the need to replace the revenue as projects are completed. Our MSAs generally contain customer-specified service requirements, such as discrete pricing for individual tasks as well as various other terms depending on the nature of the services provided, and typically provide for termination upon short or no advance notice.

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

Our Field Services segment provides the installation and maintenance services to DIRECTV video programming systems for residents of single family homes through work order fulfillment under a MSA with DIRECTV.

Our Professional Services segment revenues are derived from wireless and wireline services through engineers who specialize in network architecture, transformation, reliability and performance. Our Professional Services segment revenues are primarily from the design and installation of DAS.

The following table presents our gross deferred revenue and deferred cost balances as of December 31, 2014 and 2015, which have been presented net on a project basis in the accompanying financial statements (in thousands):

	December 31, 2014	December 31, 2015
Deferred project revenue (gross)	$(155,384)	$(35,906)
Deferred project cost (gross)	200,478	50,905
Net deferred project cost	$45,094	$14,999

Costs in excess of billings on uncompleted projects	$81,410	$21,060
Billings in excess of costs on uncompleted projects	(36,316)	(6,061)
Net deferred project cost	$45,094	$14,999

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

Our selling, general and administrative expenses are not allocated to a reporting segment. For the year ended December 31, 2015, our selling, general and administrative expenses decreased as a result of our cost cutting initiatives through our 2014 Restructuring Plan.

Results of Operations

Year Ended December 31, 2014 Compared to Year Ended December 31, 2015

The following table sets forth information concerning our operating results by segment for the years ended December 31, 2014 and 2015 (in thousands):

	Year Ended December 31,
	2014		2015
		Percentage of		Percentage of
	Amount	Total Revenue	Amount	Total Revenue	Change ($)	Change (%)
Revenues:
Infrastructure Services	$837,982	69.9%	$391,796	54.0%	$(446,186)	(53.2)%
Field Services	261,326	21.8%	261,581	36.1%	255	0.1%
Professional Services	99,880	8.3%	71,679	9.9%	(28,201)	(28.2)%
Total revenues	1,199,188	100.0%	725,056	100.0%	(474,132)	(39.5)%
Cost of revenues:
Infrastructure Services	707,616	59.0%	359,603	49.6%	(348,013)	(49.2)%
Field Services	225,441	18.8%	215,378	29.7%	(10,063)	(4.5)%
Professional Services	92,380	7.7%	63,617	8.8%	(28,763)	(31.1)%
Total cost of revenues	1,025,437	85.5%	638,598	88.1%	(386,839)	(37.7)%
Gross profit:
Infrastructure Services	130,366		32,193		(98,173)	(75.3)%
Field Services	35,885		46,203		10,318	28.8%
Professional Services	7,500		8,062		562	7.5%
Other Services	-				-	n/a
Total gross profit	173,751		86,458		(87,293)	(50.2)%

Gross margin as percent of segment revenues:
Infrastructure Services	15.6%		8.2%
Field Services	13.7%		17.7%
Professional Services	7.5%		11.2%
Total gross margin	14.5%		11.9%
Selling, general and administrative expenses	122,792	10.2%	92,993	12.8%	(29,799)	(24.3)%
Restructuring expense	9,998	0.8%	11,653	1.6%	1,655	16.6%
Impairment expense	3,254	0.3%	3,336	0.5%	82	2.5%
Other operating (income) expense	(3,285)	(0.3)%	-	-	3,285	(100.0)%
Operating income (loss)	40,992	3.4%	(21,524)	(3.0)%	(62,516)	(152.5)%
Other (income) loss	(71)	(0.0)%	-	-	71	(100.0)%
Interest income	-	-	(169)	(0.0)%	(169)	n/a
Interest expense	46,694	3.9%	44,094	6.1%	(2,600)	(5.6)%
Loss before income taxes	(5,631)	(0.5)%	(65,449)	(9.0)%	(59,818)	1062.3%
Income tax expense	9,293	0.8%	1,052	0.1%	(8,241)	(88.7)%
Net loss from continuing operations	$(14,924)	(1.2)%	$(66,501)	(9.2)%	$(51,577)	345.6%

Revenues

We recognized total revenues of $725.1 million for the year ended December 31, 2015, compared to $1,199.2 million for the year ended December 31, 2014, representing a decrease of $474.1 million, or 39.5%. Our aggregate revenue from subsidiaries of AT&T Inc., other than DIRECTV, a majority of which was earned through our Infrastructure Services segment, was $388.6 million for the year ended December 31, 2015, compared to $797.5 million in the same period of 2014. A significant amount of our revenue decrease was due primarily to a decrease in the volume of services provided to subsidiaries of AT&T Inc. and the decline in volume of services provided to Sprint.

Revenues for the Infrastructure Services segment decreased by $446.2 million or 53.2% to $391.8 million for the year ended December 31, 2015 from $838.0 million in the same period of 2014.  The decrease was primarily due to the decrease in the volume of projects completed under the AT&T Mobility Turf Contract as a result of the Turf Market reassignment and rebalancing and AT&T’s reduced capital expenditures during 2015 and, to a lesser extent, project mix changes and reduced pricing under our AT&T Mobility Turf Contract.  During 2014, AT&T deferred certain capital expenditures with us by instructing us to cease work on a number of projects upon reaching the next milestone.  With the wind down of the accelerated deployment of 4G-LTE networks by our largest customers, the volume and favorability of the mix of our services has decreased as we have had fewer new site builds during the twelve months ended December 31, 2015 compared to the elevated volume experienced during  2014.

The Field Services revenues of $261.6 million increased $0.3 million or 0.1% for the year ended December 31, 2015 compared to $261.3 million for the twelve months ended December 31, 2014. The increase in the revenues is due to the increased volume in services provided under the DIRECTV contract. We expect continued growth through 2016 with the Field Services segment.

Revenues for the Professional Services segment decreased $28.2 million, or 28.2%, to $71.7 million from $99.9 million for the year ended December 31, 2014.  This decrease was primarily due to the decreased volume of services provided to Alcatel-Lucent that are included within our Professional Services segment. Our aggregate revenue from Alcatel-Lucent for the year ended December 31, 2015 was $22.7 million compared to $42.6 million in the same period of 2014. Our AT&T small cell and DAS services volume also declined by $15.0 million compared to the same period in 2014.  Our decline in revenue was offset slightly by an increase in the volume of services provided to under the Verizon contract and an increase in volume related to the frequency spectrum, engineering and optimization projects provided Sprint.  While we expect our aggregate revenues from Alcatel-Lucent to continue to decline in 2016, we do, however, anticipate increased volume under other smaller contracts for engineering and DAS services.

Cost of Revenues

Our cost of revenues for the year ended December 31, 2015 of $638.6 million decreased $386.8 million or 37.7% as compared to $1,025.4 million for the year ended December 31, 2014, and occurred during a period when revenues decreased 39.5% from the comparative period. Gross margin decreased to 11.9% for the twelve months ended December 31, 2015 from 14.5% from the same period in prior year.  The overall decrease was due primarily to the decline in the volume of work in the Infrastructure Services segment. Cost cutting initiatives related to the 2014 Restructuring Plan have continued throughout the twelve months ended December 31, 2015. Overall, cost of revenues declined slower than revenue as a result of the deferral in our cost cutting initiatives while waiting for further validation of customer build plans, which resulted in increased costs on completed projects recognized in the twelve months ended December 31, 2015. We also saw a change in the mix of our services and an increase in volume of cost plus labor and cost plus materials revenue during the twelve months ended December 31, 2015.

Cost of revenues for the Infrastructure Services segment decreased $348.0 million to $359.6 million for the year ended December 31, 2015 from $707.6 million for the same period of 2014.  Cost of revenues decreased at a slower rate than the decrease in revenues due to: (i) a change in the mix of our services to services with lower margins, (ii) the completion of suspended projects for AT&T only to the point of milestones with lower margins and (iii) the deferral in cost cutting initiatives.  During the year ended December 31, 2015, pursuant to the 2014 Restructuring Plan, headcount for the Infrastructure Services segment was reduced by over 56% from December 31, 2014 in an effort to bring costs more in line with projected demand.

Cost of revenues for the Field Services segment decreased $10.1 million to $215.4 million for the twelve months ended December 31, 2015, compared to $225.4 million for the same period in 2014. The decrease in the cost of revenues was primarily due to: (i) a reduction in our expected expenses for workmen’s compensation claims, (ii) reduced technician churn rates,  (iii) reduced fleet expenses,  (iv) streamlined execution,  (v) re-engineering of the deployment model and  (vi) project mix with better margins.  Because of these changes the Field Services gross margin increased to 17.7% from 13.7% for the twelve months ended December 31, 2014.

Cost of revenues for the Professional Services segment decreased $28.8 million to $63.6 million for the year ended December 31, 2015 from $92.4 million during 2014. The 31.1% decrease is primarily related to a 28.2% decline in revenues for the Professional Services segment compared to the same period in 2014. The Professional Services gross margin for the year ended December 31, 2015, has increased to 11.2% from 7.5% for the year ended December 31, 2014 as a result of the cost cutting initiatives implemented through the 2014 Restructuring Plan.  During the year ended December 31, 2015, pursuant to the 2014 Restructuring Plan, headcount for the Professional Services segment was reduced by over 30% from December 31, 2014 in an effort to bring costs more in line with projected demand.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended December 31, 2015 were $93.0 million as compared to $122.8 million for the same period of 2014, representing an overall decrease of $29.8 million, or 24.3%. The decrease during the period was primarily attributable to (i) a decrease of $26.6 million in employee related costs, (ii) a decrease of $6.2 million related to facilities and rental charges, (iii) a decrease of $3.5 million in travel and entertainment costs, and (iv) a decrease of $3.0 million in professional fees and related costs. These costs reductions were offset by the $9.5 million reduction in the fair value of the earn-out obligation related to the acquisition of CSG during the twelve months ended December 31, 2014 that did not recur during 2015.  During the year ended December 31, 2015, in connection with the 2014 Restructuring Plan, selling, general and administrative employee headcount was reduced by over 30% from December 31, 2014 in an effort to bring costs more in line with projected demand

Other Operating Income

We earned no other operating income for the year ended December 31, 2015.  The other operating income earned during the year ended December 31, 2014 was primarily related to (i) successful negotiations with DIRECTV that enabled us to bill DIRECTV $1.2 million for services performed prior to the acquisition of Multiband, (ii) favorable settlement of $0.4 million related to litigation with a former executive of the Company, and (iii) a $1.5 million reduction in our estimate of the fair value of our guarantee of indebtedness with a related party. See “Off Balance Sheet Arrangements – Guarantee.”

Interest Expense

Interest expense for the years ended December 31, 2015 and 2014, was $43.9 million and $46.7 million, respectively. Interest expense in 2014 also included $76,000 of additional interest accrued as a penalty on the $100 million aggregate principal amount of our 12.125% senior secured notes due 2018 issued on June 13, 2013, or the tack-on notes, as a result of our delayed registration of the exchange offer for the tack-on notes.  Interest expense for the year ended December 31, 2015 reflects the normalized interest anticipated for the duration of the Notes.

Income Tax Expense

As a result of the loss before taxes and a valuation allowance we recorded in 2015, income tax expense of $1.1 million and $9.3 million for the years ended December 31, 2015 and 2014, respectively and was comprised primarily of state income tax. Our effective income tax rate was (161.0)% and (162.0)% for the years ended December 31, 2015 and December 31, 2014, respectively. The effective tax rate for the year ended December 31, 2015, remained relatively flat in comparison to the same period in 2014.

Restructuring and Impairment Expense

Management approved, committed to and initiated plans to restructure and further improve efficiencies in our operations, or the 2014 Restructuring Plan during the second quarter of 2014.  Restructuring expense for the year ended December 31, 2015 was $11.7 million, primarily related to the exit of certain locations and elimination of certain headcount to bring our costs in line with our forecasted demand. We anticipate annual cost savings of over $50.0 million as result of 2014 Restructure Plan. In connection with the integration of Multiband, we impaired $2.3 million of certain internally developed software assets no longer in use. Additionally, the Multiband headquarters building in Minnetonka, Minnesota was listed for sale in 2014.  The sale was completed in December of 2015. A total impairment charge of $1.0 million was recorded for the building and long term assets in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2015.

Results of Operations

Year Ended December 31, 2013 Compared to Year Ended December 31, 2014

The following table sets forth information concerning our operating results by segment for the years ended December 31, 2013 and 2014 (in thousands):

	Year Ended December 31,
	2013		2014
		Percentage of		Percentage of
	Amount	Total Revenue	Amount	Total Revenue	Change ($)	Change (%)
Revenues:
Professional Services	$111,468	12.0%	$99,880	8.3%	$(11,588)	(10.4)%
Infrastructure Services	715,518	76.8%	837,982	69.9%	122,464	17.1%
Field Services	88,240	9.5%	261,326	21.8%	173,086	196.2%
Other Services	16,519	1.7%	-	-	(16,519)	(100.0)%
Total revenues	931,745	100.0%	1,199,188	100.0%	267,443	28.7%
Cost of revenues:
Professional Services	91,597	9.8%	92,380	7.7%	783	0.9%
Infrastructure Services	622,438	66.8%	707,616	59.0%	85,178	13.7%
Field Services	77,899	8.4%	225,441	18.8%	147,542	189.4%
Other Services	14,175	1.5%	-	-	(14,175)	(100.0)%
Total cost of revenues	806,109	86.5%	1,025,437	85.5%	219,328	27.2%
Gross profit:
Professional Services	19,871		7,500		(12,371)	(62.3)%
Infrastructure Services	93,080		130,366		37,286	40.1%
Field Services	10,341		35,885		25,544	247.0%
Other Services	2,344		-		(2,344)	(100.0)%
Total gross profit	125,636		173,751		48,115	38.3%

Gross margin as percent of segment revenues:
Professional Services	17.8%		7.5%
Infrastructure Services	13.0%		15.6%
Field Services	11.7%		13.7%
Other Services	14.2%		0.0%
Total gross margin	13.5%		14.5%

Selling, general and administrative expenses	121,106	13.0%	122,792	10.2%	1,686	1.4%
Restructuring Expense	-	-	9,998	0.8%	9,998	n/a
Impairment Expense	-	-	3,254	0.3%	3,254	n/a
Other Operating (income) expense	-	-	(3,285)	(0.3)%	(3,285)	n/a
Operating income	4,530	0.5%	40,992	3.4%	36,462	804.9%
Other (income) loss	(25)	(0.0)%	(71)	(0.0)%	(46)	184.0%
Interest expense, net	40,287	4.3%	46,694	3.9%	6,407	15.9%
Loss before income taxes from continuing operations	(35,732)	(3.8)%	(5,631)	(0.5)%	30,101	(84.2)%
Income tax expense	7,506	0.8%	9,293	0.8%	1,787	23.8%
Net loss from continuing operations	$(43,238)	(4.6)%	$(14,924)	(1.2)%	$28,314	(65.5)%

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

Restructuring Expense

Management approved, committed to and initiated plans to restructure and further improve efficiencies in our operations under the 2014 Restructuring Plan during the second quarter of 2014.  Restructure expense for the year ended December 31, 2014 was $10.0 million and primarily related to our closure of certain locations and the elimination of certain headcount in an effort to bring our costs in line with our forecasted demand. In conjunction with the 2014 Restructure Plan, the Multiband headquarters building in Minnetonka, Minnesota was listed for sale in 2014. An evaluation of the carrying value against the fair value of the building less costs that were expected to be incurred to complete the sale of the building was performed and concluded that the value of the building was impaired.  An impairment charge of $3.3 million was recorded in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2014.

Liquidity and Capital Resources

Historically, our primary sources of liquidity have been borrowings under credit facilities and the proceeds of note offerings. In 2011, we completed a $225 million private offering of our 12.125% senior secured notes due 2018, or the notes. We used the proceeds of this debt offering to pay the balances remaining on notes payable to shareholders, to purchase a portion of our outstanding warrants and common stock, including all outstanding Series C Redeemable Preferred Stock, and to pay off our prior credit facility. In 2013, to fund the merger with Multiband, we issued $100 million aggregate principal amount of the tack-on notes through our wholly owned subsidiary.

Our primary sources of liquidity are currently cash flows from continuing operations, funds available under our credit facility, or the Credit Facility, with PNC Bank, National Association, or PNC Bank, and our cash balances. We had $39.8 million and $76.7 million of cash on hand at December 31, 2015 and 2014, respectively. The Credit Facility permits us to borrow up to $50.0 million, subject to a borrowing base calculation and the compliance with certain covenants described below. As of December 31, 2015 and 2014, our borrowing base under the Credit Facility was $22.5 million and $30.4 million, respectively. We had $22.5 million and $26.4 million of availability for additional borrowings under our Credit Facility as of December 31, 2015 and 2014, respectively, subject to compliance with certain covenants described below.

We anticipate that our future primary liquidity needs will be for working capital, debt service, including interest payments of $19.7 million on the notes each January 1 and July 1 until the notes mature in full on July 1, 2018, capital expenditures and any strategic acquisitions or investments that we make. We evaluate opportunities for strategic acquisitions and investments from time to time that may require cash and we may consider opportunities to either repurchase outstanding debt or repurchase outstanding shares of our common stock in the future. Such repurchases, if any, may be made through open market or privately negotiated transactions with third parties or pursuant to one or more tender or exchange offers or otherwise, upon such terms and at such prices as we may determine. Whether we effect any such repurchases will depend on a number of factors, including prevailing market conditions, our liquidity requirements, contractual restrictions and prospects for future access to capital.  We may also fund strategic acquisitions or investments with the proceeds from equity or debt issuances. We believe that, based on our cash balance, the availability we expect under the Credit Facility and our expected cash flow from operations, we will be able to meet all of our financial obligations for the next twelve months. Our expected level of operations is based upon the assumption that we will maintain or improve upon our volume of business from our 2015 fiscal year. Our ability to continue to pay the principal and interest on our long-term debt and to satisfy our other liabilities ultimately will be dependent upon establishing profitable operations and growing and diversifying our business.  In order to grow and diversify our business, we may need to raise additional capital, which may include a public or private financing or an amendment or replacement of our Credit Facility to increase our availability for additional borrowings. See Item 1A, Risk Factors—“If we do not obtain additional capital to fund our operations and obligations, our growth may be limited.”  If our business suffers a further significant decline, , it could affect our ability to make interest payments, which would trigger our debt financial covenants, cause us to not be in compliance with the covenants under the Indenture and the Credit Facility and may cause us to take actions describe under Item 1A, Risk Factors—“We may be unable to generate sufficient cash to service all of our indebtedness, including the notes, and may be forced to take other actions to satisfy our obligations under our indebtedness, which may be unsuccessful.”

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

As of December 31, 2015, we had $7.8 million in working capital, defined as current assets less current liabilities, as compared to $59.0 million in working capital at December 31, 2014. During the second quarter of 2014, we began participating in an AT&T sponsored vendor finance program with Citibank, N.A., or Citibank, that is discussed under “Supplier Finance Program” below. This program has reduced our collection time on AT&T invoices and has significantly reduced the AT&T invoices subject to a one percent discount on invoices for early payment. In addition, we have reengineered our processes to improve our efforts to timely invoice our clients for services provided. With the implementation of the corporate restructuring and integration activities we are improving our efficiencies in our operations and working to further reduce costs and expenses. These efforts have assisted with stabilizing our cash on hand and reduced the difference between billings in excess of costs on uncompleted projects and costs in excess of billings on uncompleted projects.

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

Cash Flow Analysis

The following table presents selected cash flow data for the years ended December 31, 2013, 2014 and 2015 (in thousands):

	2013	2014	2015
Net cash provided by (used in) operating activities	(32,628)	$44,661	$(28,573)
Net cash used in investing activities	(111,965)	(17,337)	(1,209)
Net cash provided by (used in) financing activities	83,041	(10,083)	(7,107)
Effect of exchange rate changes on cash	-	23	18
Increase (Decrease) in cash	$(61,552)	$17,264	$(36,871)
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

Net cash provided by operating activities decreased by $73.3 million to net cash used in operations of $28.6 million for the year ended December 31, 2015, as compared to net cash provided by operating activities of $44.7 million during the same period in 2014. This change was primarily attributable to the increase in net loss of $51.6 million, adjusted for non-cash items. These cash outflows were offset by the increase in our costs in excess of billings net of billings in excess of costs.

Net cash provided by operating activities increased by $77.3 million to $44.7 million for the year ended December 31, 2014, as compared to the same period in 2013. This change was primarily attributable to invoicing related to amounts included in our costs in excess of billings, collections on accounts receivable and the receipt of an income tax receivable of $13.0 million, partially offset by a decrease in accounts payable and an increase in interest paid of $11.7 million. The decrease in our accounts receivable was partially due to reduced payment terms per the vendor finance program from Citibank.

Investing Activities

Net cash used in investing activities decreased by $16.1 million to $1.2 million for the year ended December 31, 2015 as compared to the same period in 2014 primarily related to activities for the construction of a DAS system which began in 2014 that we intend to lease the right to use to major carriers upon completion. The cash used in the acquisition of property, plant and equipment was offset by $3.5 million related to the sale of the Multiband headquarters building in Minnetonka, Minnesota during the fourth quarter of 2015.

Net cash used in investing activities decreased by $94.6 million to $17.3 million for the year ended December 31, 2014 as compared to the same period in 2013 primarily related to our acquisition of CSG and Multiband in 2013. Net cash used in investing activities primarily consists of the construction of a DAS during 2014 that we intend to lease the right to use to major carriers upon completion.

Financing Activities

Net cash used in financing activities decreased by $3.0 million to $7.1 million for the year ended December 31, 2015, as compared to the same period in 2014. The change was driven primarily by lower payments on capital leases and the reduction in deferred financing costs from 2014, which were offset by the cancellation and settlement of a letter of credit that was issued as a guarantee of a related party’s line of credit. The Company’s financing activities consist primarily of payments on capital leases and debt issuance costs.

Net cash used in financing activities increased by $93.1 million to $10.1 million for the year ended December 31, 2014, as compared to the same period in 2013. The change was driven primarily by the issuance of the tack-on notes in connection with the acquisition of Multiband in 2013. The Company’s financing activities consist primarily of payments on capital leases and debt issuance costs.

Credit Facility

In June 2011, we entered into the Credit Facility, which provides for a five-year revolving facility that is secured by (i) a first lien on our accounts receivable, inventory, related contracts and other rights and other assets related to the foregoing and proceeds thereof and (ii) a second lien on 100% of the capital stock of all of our existing and future material U.S. subsidiaries and non-voting stock of our future material non-U.S. subsidiaries and 66% of the capital stock of all our future material non-U.S. subsidiaries. The Credit Facility has a maturity date of June 2016, and a maximum available borrowing capacity of $50.0 million subject to borrowing base determinations and certain other restrictions. Amounts due under the Credit Facility may be repaid and re-borrowed prior to the maturity date.

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

As of December 31, 2014, we had no outstanding borrowings on the Credit Facility and had a borrowing base of $30.4 million, of which $26.4 million was available, net of $4.0 million of an outstanding letter of credit. On December 31, 2015, the Company’s borrowing base and availability for additional borrowings under the Credit Facility was $22.5 million.  In 2011, we issued a $4.0 million letter of credit as a credit enhancement for a new letter of intent. Such letter of credit was issued in connection with a guarantee of indebtedness of a related party for proposed transaction and was originally due to expire in July 2012 and prior to expiration has been amended in July 2013 and July 2014 to extend the expiration by one year. On January 16, 2015, the letter of credit was cancelled and settled in full by our payment of the outstanding $4.0 million. As such, we no longer maintain any exposure related to the letter of credit for the related party.

12.125% Senior Secured Notes due 2018

On June 23, 2011, we issued $225.0 million of notes with a discount of $3.9 million, or the original notes. The notes carry a stated interest rate of 12.125%, and the Original Notes have an effective rate of 12.50%.  Interest is payable semi-annually each January 1 and July 1and the notes have a maturity date of July 1, 2018. The notes are secured by: (i) a first-priority lien on substantially all of our existing and future domestic plant, property, assets and equipment including tangible and intangible assets, other than the assets that secure the Credit Facility on a first-priority basis, (ii) a first-priority lien on 100% of the capital stock of our existing and future material U.S. subsidiaries and non-voting stock of our existing and future material non-U.S. subsidiaries and 66% of all voting stock of our existing and future material non-U.S. subsidiaries and (iii) a second-priority lien on our accounts receivable, unbilled revenue on completed contracts and inventory that secure the Credit Facility on a first-priority basis, subject, in each case, to certain exceptions and permitted liens.

The notes: (i) are general senior secured obligations; (ii) are guaranteed by our existing and future wholly owned material domestic subsidiaries; (iii) rank pari passu in right of payment with all of our existing and future indebtedness that is not subordinated; (iv) are senior in right of payment to any of our existing and future subordinated indebtedness; (v) are structurally subordinated to any existing and future indebtedness and other liabilities of our non-guarantor subsidiaries; and (vi) are effectively junior to all obligations under the Credit Facility to the extent of the value of the collateral securing the Credit Facility on a first priority basis.

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

Under the terms of the Indenture, we are required to meet certain ratio tests giving effect to anticipated transactions, including borrowing debt and making restricted payments prior to entering these transactions. Under the Indenture, these ratio tests include a Fixed Charge Coverage Ratio of at least 2.00 to 1.00 (which ratio was 0.15 to 1.00 at December 31, 2015) and a Total Leverage Ratio not greater than 2.50 to 1.00 (which ratio was 55.80 to 1.00 at December 31, 2015). Excluding the merger with Multiband, with respect to which holders of the notes waived compliance with both ratios pursuant to the Consent Letter, we have not entered into any transaction that requires us to meet these tests as of December 31, 2015. Had we been required to meet these ratio tests as of December 31, 2015, we would not have met the Fixed Charge Coverage Ratio or the Total Leverage Ratio.

Under the terms of the Credit Facility, we must maintain a Fixed Charge Coverage Ratio equal to at least 1.25 to 1.00 (which ratio was 0.20 to 1.00 at December 31, 2015) and a Leverage Ratio no greater than 5.00 to 1.00 (which ratio was 34.62 to 1.00 at December 31, 2015) during such time as a Triggering Event is continuing. Prior to August 12, 2015, a “Triggering Event” was defined to occur when our undrawn availability (measured as of the last date of each month) on the Credit Facility had failed to equal at least $10.0 million for two consecutive months and continued until undrawn availability equaled $20.0 million for at least three consecutive months. As of August 12, 2015, we executed the Sixth Amendment to the agreement governing the Credit Facility (the “Amendment”) which amended the definition of a “Triggering Event” and the calculation methodology used to determine our minimum undrawn availability. Pursuant to the Amendment, our minimum undrawn availability is still measured as of the last day of each month, but such amount changed from a fixed amount of $10.0 million to the lesser of $10.0 million and 25% of our available collateral securing the Credit Facility. The Amendment also modified the minimum amount of availability required to end a Triggering Event from a fixed $20.0 million to the lesser of $20.0 million or 50% of the Company’s available collateral. We are only required to maintain such ratios at such time that a Triggering Event is in existence. Failure to comply with such ratios during the existence of a Triggering Event constitutes an Event of Default (as defined therein) under the Credit Facility. Had we been required to meet these ratio tests as of December 31, 2015, we would not have met the Fixed Charge Coverage Ratio or the Leverage Ratio.

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

Because EBITDA and Consolidated EBITDA are not recognized measurements under U.S. GAAP, they have limitations as analytical tools. As a result of these limitations, when analyzing our operating performance, investors should use EBITDA and Consolidated EBITDA in addition to, and not as an alternative for, net income, operating income or any other performance measure presented in accordance with GAAP. Similarly, investors should not use EBITDA or Consolidated EBITDA as an alternative to cash flow from operating activities or as a measure of our liquidity. The following table reconciles our net income to EBITDA and EBITDA to Consolidated EBITDA (in thousands):

	Year Ended December 31,
	2013	2014	2015

EBITDA and Consolidated EBITDA:
Net loss	$(43,238)	$(14,924)	$(66,501)
Income tax expense	7,506	9,293	1,052
Interest expense, net	40,287	46,694	43,925
Depreciation and amortization	9,758	11,499	10,556
EBITDA from continuing operations	14,313	52,562	(10,968)
Share-based compensation (a)	4,507	6,043	5,458
Restructuring expense (b)	-	9,998	11,653
Amortization of debt issuance costs (c)	(1,990)	(3,482)	(3,594)
Restatement fees and expenses (d)	3,382	-	-
Asset impairments (e)	-	3,254	3,336
Equity issuance costs (f)	-	1,360	-
Acquisition related transaction expenses (g)	5,546	-	-
Consolidated EBITDA	$25,758	$69,735	$5,885

(a)	Represents non-cash expense related to equity-based compensation.
(b)	Represents restructuring cost related to the 2014 Restructuring Plan.
(c)	Amortization of debt issuance costs is included in interest expense but excluded in the calculation of Consolidated EBITDA per the Indenture.
(d)

Represents accounting advisory and audit fees incurred in preparing our financial statements for the year ended December 31, 2012, on the completed contract method and modifying our business processes to account for construction projects under the completed contract method going forward.

(e)   Represents impairment charges on long-lived assets related to the Multiband building sale and discontinuance of internally      developed software, presented within the consolidated balance sheet and the consolidated statements of operations and comprehensive loss.

(f)	Represents cost expensed during the year ended December 31, 2014 related to the potential offering of shares of our common stock pursuant to a registration statement on Form S-1 in 2014.
(g)	Represents fees and expenses incurred relating to our business acquisitions for the year ended December 31, 2013.

Contractual Payment Obligations

As of December 31, 2015, our future contractual obligations were as follows (in thousands):

	Total	2016	2017	2018	2019	2020	Thereafter
Long-term debt obligations:
Senior notes payable (1)	$443,218	$39,406	$39,406	$364,406		$—	$—
Operating lease obligations	38,882	18,884	3,418	2,634	1,478	291	12,177
Capital lease obligations	1,247	864	347	36	-	—	—
Total contractual commitments	$483,347	$59,154	$43,171	$367,076	$1,478	$291	$12,177
(1)	The amounts due presented in the table above include interest obligations related to long-term debt.

Capital Expenditures

We estimate that we will spend approximately $5.0 million in 2016 on capital expenditures. As of December 31, 2014 we estimated we would spend $14.4 million on capital expenditures during 2015. Upon further assessment, however, we reduced our planned expenditures and spent $4.9 million on capital expenditures for the year ended December 31, 2015.

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

Guarantees

In October 2011, we issued a letter of credit as a guarantee of a related party’s line of credit. The maximum that could have been drawn on the line of credit was $4.0 million.  Our exposure with respect to the letter of credit was supported by a reimbursement agreement from the related party, secured by a pledge of assets and stock of the related party. A liability in the amount of $4.0 million was recorded within other operating expense and accrued liabilities in our consolidated financial statements.

On January, 16, 2015, the letter of credit was cancelled and settled in full by our payment of the outstanding $4.0 million. As such, the liability related to the guarantee was released on the respective date and we no longer maintain any exposure related to the letter of credit for the related party.

Other Guarantees

We generally indemnify our customers for the services we provide under our contracts, as well as other specified liabilities, which may subject us to indemnity claims, liabilities and related litigation. As of December 31, 2015, we were not aware of any asserted claims for material amounts in connection with these indemnity obligations.

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

As a result, we have historically experienced, and may continue to experience significant differences in results of operations from quarter to quarter. As a result of these seasonal variations and our methodology for the recognition of revenue and expenses on projects, comparisons of operating measures between quarters may not be as meaningful as comparisons between longer reporting periods.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires our management to use judgment in the application of accounting policies, including making estimates and assumptions. We base estimates on our experience and on various other assumptions believed to be reasonable under the circumstances. These estimates affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, it is possible that different accounting would have been applied, resulting in a different presentation of our consolidated financial statements. From time to time, we re-evaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. For a more detailed discussion of our significant accounting policies, see Note 2 to the audited consolidated financial statements.

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

Goodwill and Other Intangible Assets with Indefinite Lives

Goodwill represents the amount of the purchase price in excess of the fair values assigned to the underlying identifiable net assets of acquired businesses.  Goodwill is not amortized, but is subject to an annual impairment test at the reporting unit level or more frequently if events occur or circumstances change that would indicate that a triggering event.  A reporting unit is defined as an operating segment or one level below an operating segment.  The reporting units are not the equivalent to the reportable segments as we have five reporting units and three reportable segments.  All of our reportable segments have goodwill assigned.

We test goodwill for impairment annually, as of October 1 of each year, or more frequently if circumstances suggest that impairment may exist.  During each quarter, we perform a review of certain key components of the valuation of the reporting units, including the operating performance of the reporting units compared to plan (which is the primary basis for the prospective financial information included in the annual goodwill impairment test) and the weighted average cost of capital.

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

We estimate the fair values of the reporting units using discounted cash flows, which include assumptions about a wide variety of internal and external factors.  Significant assumptions used in the impairment analysis include financial projections of cash flow (including significant assumptions about operations and target capital requirements), long term growth rates for determining terminal value, and discount rates.  Forecasts and long term growth rates used for the reporting units are consistent with, and use inputs from, the internal long term business plan and strategy.  During the forecasting process, we assesse revenue trends, operating cost levels and target capital levels.  A range of discount rates that correspond to a market based weighted average cost of capital are used.  Discount rates are determined for each reporting unit based on the implied risk inherent in their forecasts.  This risk is evaluated using comparisons to market information such as peer company weighted average costs of capital and peer company stock prices in the form of revenue and earnings multiples.  The most significant estimates in the discount rate determinations include the risk free rates and equity risk premium.  Company specific adjustments to discount rates are subjective and thus are difficult to measure with certainty.

Although we believe that the financial projections used are reasonable and appropriate, the use of different assumptions and estimates could materially impact the analysis and resulting conclusions.  In addition, due to the long term nature of the forecasts there is significant uncertainty inherent in those projections.  The passage of time and the availability of additional information regarding areas of uncertainty in regards to the reporting units' operations could cause these assumptions used in the analysis to change materially in the future.  If the assumptions differ from actual, the estimates underlying the goodwill impairment tests could be adversely affected.  See Note 5 - Goodwill and Intangibles for further discussion.

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

Interest Rate Risk

The interest on outstanding balances under our Credit Facility accrues at variable rates based, at our option, on the agent bank’s base rate (as defined in the Credit Facility) plus a margin of between 1.50% and 2.00%, or at LIBOR (not subject to a floor) plus a margin of between 2.50% and 3.00%, depending on certain financial thresholds. We had no outstanding borrowings under our Credit Facility as of December 31, 2015. Our notes payable balance at December 31, 2015 is comprised of our notes due in 2018, which bear a fixed rate of interest of 12.125%. Due to the fixed rate of interest on the notes, changes in interest rates would not have an impact on the related interest expense.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Goodman Networks Incorporated:

We have audited the accompanying consolidated balance sheets of Goodman Networks Incorporated and subsidiaries (the “Company”) as of December 31, 2014 and 2015, and the related consolidated statements of operations and comprehensive loss, changes in shareholders’ deficit and cash flows for each of the years in the three-year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Goodman Networks Incorporated and subsidiaries as of December 31, 2014 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Dallas, Texas

March 30, 2016

Goodman Networks Incorporated

Consolidated Balance Sheets

December 31, 2014 and 2015

(In Thousands, Except Share Amounts and Par Value)

	December 31, 2014	December 31, 2015
Assets
Current Assets
Cash	$76,703	$39,832
Accounts receivable, net of allowances for doubtful accounts of $877 at December 31, 2014 and $107 at December 31, 2015	66,354	28,812
Unbilled revenue on completed projects	16,780	11,755
Costs in excess of billings on uncompleted projects	81,410	21,060
Inventories	18,638	15,352
Prepaid expenses and other current assets	6,727	3,394
Assets held for sale	4,000	—
Income tax receivable	513	204
Total current assets	271,125	120,409

Property and equipment, net of accumulated depreciation of $29,776 at December 31, 2014 and $33,862 at December 31, 2015	24,638	21,089
Deferred financing costs, net	14,491	10,415
Deposits and other assets	2,821	2,553
Insurance collateral	12,249	15,035
Intangible assets, net of accumulated amortization of $9,361 at December 31, 2014 and $14,508 at December 31, 2015	19,558	14,412
Goodwill	69,178	69,178
Total assets	$414,060	$253,091

Liabilities and Shareholders' Deficit
Current Liabilities
Accounts payable	$94,851	$45,886
Accrued expenses	73,574	57,194
Income taxes payable	1,783	311
Billings in excess of costs on uncompleted projects	36,316	6,061
Deferred revenue	426	2,295
Liabilities related to assets held for sale	3,646	—
Deferred rent	188	115
Current portion of capital lease and notes payable obligations	1,366	775
Total current liabilities	212,150	112,637

Notes payable, net of deferred financing cost	326,648	326,163
Capital lease obligations	1,045	400
Accrued expenses, non-current	8,484	6,921
Deferred revenue, non-current	8,874	8,973
Deferred tax liability, non-current	1,428	1,714
Deferred rent, non-current	454	414
Total liabilities	559,083	457,222
Shareholders' Deficit
Common stock, $0.01 par value, 10,000,000 shares authorized; 1,029,072 issued and 912,754 outstanding at December 31, 2014 and December 31, 2015	10	10
Treasury stock, at cost, 116,318 shares at December 31, 2014 and December 31, 2015	(11,756)	(11,756)
Additional paid-in capital	18,525	25,914
Accumulated other comprehensive income	14	18
Accumulated deficit	(151,816)	(218,317)
Total shareholders' deficit	(145,023)	(204,131)
Total liabilities and shareholders' deficit	$414,060	$253,091

See accompanying notes to the consolidated financial statements

Goodman Networks Incorporated

Consolidated Statements of Operations and Comprehensive Loss

Years Ended December 31, 2013, 2014 and 2015

(In Thousands)

	2013	2014	2015
Revenues	$931,745	$1,199,188	$725,056
Cost of revenues	806,109	1,025,437	638,598
Gross profit (exclusive of depreciation and amortization included in selling, general and administrative expense shown below)	125,636	173,751	86,458
Selling, general and administrative expenses	121,106	122,792	92,993
Restructuring expense	—	9,998	11,653
Impairment expense	—	3,254	3,336
Other operating income	—	(3,285)	—
Operating income (loss)	4,530	40,992	(21,524)
Other income	(25)	(71)	—
Interest expense, net	40,287	46,694	43,925
Loss before income taxes	(35,732)	(5,631)	(65,449)
Income tax expense	7,506	9,293	1,052
Net loss	$(43,238)	$(14,924)	$(66,501)
Other comprehensive income:
Foreign currency translation adjustments	—	14	4
Comprehensive loss	$(43,238)	$(14,910)	$(66,497)

See accompanying notes to the consolidated financial statements

Goodman Networks Incorporated

Consolidated Statements of Changes in Shareholders’ Deficit

Years Ended December 31, 2013, 2014 and 2015

(In Thousands, Except Share Amounts)

				Additional	Accumulated Other
	Common Stock		Treasury	Paid-in	Comprehensive	Accumulated
	Shares	Amount	Stock	Capital	Income	Deficit	Total
Balance, January 1, 2013	948,914	$10	$(6,761)	$8,082	$—	$(93,654)	$(92,323)

Share-based compensation, equity awards	—	—	—	5,219	—	—	5,219
Issuance of common stock	36,800	—	—	13	—	—	13
Purchase of treasury stock	—	—	(4,995)	—	—	—	(4,995)
Net loss	—	—	—	—	—	(43,238)	(43,238)
Balance, December 31, 2013	985,714	$10	$(11,756)	$13,314	$—	$(136,892)	$(135,324)

Share-based compensation, equity awards	—	—	—	6,668	—	—	6,668
Issuance of common stock	43,358	—	—	43	—	—	43
Shareholder receivable	—	—	—	(1,500)	—	—	(1,500)
Other comprehensive income - foreign currency translation	—	—	—	—	14	—	14
Net loss	—	—	—	—	—	(14,924)	(14,924)
Balance, December 31, 2014	1,029,072	$10	$(11,756)	$18,525	$14	$(151,816)	$(145,023)

Share-based compensation, equity awards	—	—	—	5,889	—	—	5,889
Shareholder receivable	—	—	—	1,500	—	—	1,500
Other comprehensive income - foreign currency translation	—	—	—	—	4	—	4
Net loss	—	—	—	—	—	(66,501)	(66,501)
Balance, December 31, 2015	1,029,072	$10	$(11,756)	$25,914	$18	$(218,317)	$(204,131)

See accompanying notes to the consolidated financial statements

Goodman Networks Incorporated

Consolidated Statements of Cash Flows

Years Ended December 31, 2013, 2014 and 2015

(In Thousands)

	2013	2014	2015
Operating Activities
Net income (loss)	$(43,238)	$(14,924)	$(66,501)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	4,522	5,806	5,410
Amortization of intangible assets	5,236	5,694	5,146
Amortization of debt discounts and deferred financing costs	2,509	4,527	3,594
Impairment charges	—	7,158	3,336
Change in estimate of doubtful accounts	337	1,626	(153)
Deferred tax expense	5,715	11,415	286
Share-based compensation expense	4,453	6,668	5,889
Accretion of contingent consideration	846	515	—
Change in fair value of contingent consideration	(200)	(9,519)	(726)
Change in fair value of guarantee of indebtedness	—	(1,500)	—
Loss on sale of property and equipment	111	292	215
Gain on sale of MDU assets	(1,472)	—	—
Changes in:
Accounts receivable	(6,728)	41,726	37,697
Unbilled revenue	(1,679)	3,554	5,025
Costs in excess of billings on uncompleted projects	(63,975)	18,371	60,350
Inventories	9,186	4,245	3,286
Prepaid expenses and other assets	7,880	8,807	681
Accounts payable and other liabilities	43,796	(66,767)	(62,493)
Income taxes payable / receivable	1,934	18,053	(1,164)
Billings in excess of costs on uncompleted projects	(1,861)	(10,375)	(30,255)
Deferred revenue	—	9,289	1,968
Deferred rent	—	—	(164)
Net cash provided by (used in) operating activities	(32,628)	44,661	(28,573)

Investing Activities
Purchases of property and equipment	(4,019)	(17,615)	(4,720)
Payments for intangible assets	(8)	—	—
Proceeds from the sale of MDU Assets	12,500	—	—
Proceeds from the sale of property and equipment	76	275	3,511
Purchase of Cellular Specialties, Inc.	(18,000)	—	—
Purchase of Multiband	(101,092)	—	—
Purchase of Design Build Technologies	(1,306)	—	—
Checks issued in excess of bank balance with the purchase of subsidiaries	(254)	—	—
Change in due from shareholders	138	3	—
Net cash used in investing activities	(111,965)	(17,337)	(1,209)

Financing Activities
Proceeds from lines of credit	517,516	1,095,560	764,879
Payments on lines of credit	(517,516)	(1,095,560)	(764,879)
Proceeds from issuance of the Tack-On Notes	105,000	—	—
Payments on capital leases, notes payable and held for sale liabilities	(4,112)	(8,096)	(4,607)
Payments on contingent arrangements	—	(670)	(2,500)
Payments for deferred financing costs	(12,865)	(1,360)	—
Proceeds from the issuance of common stock	13	—	—
Proceeds from exercise of warrants and stock options	—	43	—
Purchase of treasury stock	(4,995)	—	—
Net cash provided by (used in) financing activities	83,041	(10,083)	(7,107)

Effect of exchange rate changes on cash	—	23	18
Increase (Decrease) in cash	(61,552)	17,264	(36,871)
Cash, Beginning of Period	120,991	59,439	76,703
Cash, End of Period	$59,439	$76,703	$39,832

See accompanying notes to the consolidated financial statements

Goodman Networks Incorporated

Consolidated Statements of Cash Flows (Continued)

Years Ended December 31, 2013, 2014 and 2015

(In Thousands)

	2013	2014	2015
Supplemental Cash Flow Information
Cash paid for interest	$30,786	$42,496	$40,416
Cash paid for income taxes	$409	$1,272	$2,596

Supplemental Non-Cash Investing and Finance Activities
Purchase of property and equipment financed through capital leases and other financing arrangements	$945	$988	$197

See accompanying notes to the consolidated financial statements

Goodman Networks Incorporated

Notes to Consolidated Financial Statements

Note 1. Organization and Business

Goodman Networks Incorporated, a Texas corporation (“Goodman Networks” and collectively with its subsidiaries, the “Company”), is a national provider of end-to-end network infrastructure and professional services to the wireless telecommunications industry.  The Company’s wireless telecommunications services span the full network lifecycle, including the design, engineering, construction, deployment, integration, maintenance, and decommissioning of wireless networks.  Goodman Networks performs these services across multiple network infrastructures, including traditional cell towers as well as next generation small cell and distributed antenna systems (“DAS”).  The Company also serves the satellite television industry by providing onsite installation, upgrade and maintenance of satellite television systems to both residential and commercial market customers.  These highly specialized and technical services are critical to the capability of the Company’s customers to deliver voice, data and video services to their end users.

Merger with Multiband

On May 21, 2013, Goodman Networks entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Manatee Merger Sub Corporation, a wholly owned subsidiary of Goodman Networks (“MergerSub”), and Multiband Corporation (“Multiband”), pursuant to which on August 30, 2013, Multiband merged with and into MergerSub, with Multiband surviving the merger (the “Merger”).  The aggregate purchase price, excluding merger-related fees and expenses, was approximately $101.1 million.  Upon the closing of the Merger, Multiband became a wholly owned subsidiary of Goodman Networks, and Multiband and its subsidiaries became restricted subsidiaries and guarantors under the indenture (the “Indenture”) governing the Company’s 12.125% senior secured notes due 2018 (the “Notes”) and the Company’s amended and restated senior secured revolving credit facility (the “Credit Facility”).  To finance the Merger the Company, through its wholly owned subsidiary, sold an additional $100.0 million of Notes (the “Tack-On Notes”) under terms substantially identical to those of the $225.0 million aggregate principal amount of Notes issued in June 2011 (the “Original Notes”).  The Company paid the remainder of the merger consideration from cash on hand.  Upon completion of the Merger, the Company redeemed the Tack-On Notes in exchange for the issuance of an equivalent amount of Notes, which were classified as a long-term liability on the Company’s balance sheet upon the closing of the Merger because they mature in July 2018.

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

Restructuring Activities

During the second quarter of 2014, management approved, committed to and initiated plans to restructure and further improve efficiencies in operations, including further integrating the operations of Multiband and the Custom Solutions Group (“CSG”) of Cellular Specialties, Inc. (the “2014 Restructuring Plan”). The restructuring costs associated with the 2014 Restructuring Plan are recorded in the restructuring expense line item within the consolidated statements of operations and comprehensive loss. See Note 16 – Restructuring Activities for a summary of restructuring activities and costs.

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

Cash

The financial institutions holding the Company’s cash accounts participated in the Transaction Account Guarantee Program of the Federal Deposit Insurance Corporation (the “FDIC”).  Under the program all noninterest-bearing transaction accounts were fully guaranteed by the FDIC for the entire amount in the account.

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

During the third quarter of 2014, the Company listed for sale the Multiband headquarters building in Minnetonka, Minnesota.  The Company evaluated the carrying value against the fair value of the building less costs that will be incurred to complete the sale of the building and concluded that the value of the building was impaired. During the year ended December 31, 2015, the Company recorded an impairment charge of $0.5 million after the Company evaluated the carrying value against the fair value of the building, less costs to be incurred to complete the sale of the building, and concluded that the value of the building was impaired. The measure in determining the fair value was based on significant inputs not observable in the market, which is referred to as a Level 3 input. The Company concluded the sale of the Multiband headquarters building in Minnetonka, Minnesota in December of 2015.

No impairment charges were recorded during the years ended December 31, 2013.

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

The Company tests goodwill for impairment annually, as of October 1 of each  year, or more frequently if circumstances suggest that impairment may exist.  During each quarter, the Company performs a review of certain key components of the valuation of the reporting units, including the operating performance of the reporting units compared to plan (which is the primary basis for the prospective financial information included in the annual goodwill impairment test) and the weighted average cost of capital.

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

Although the Company believes that the financial projections used are reasonable and appropriate, the use of different assumptions and estimates could materially impact the analysis and resulting conclusions.  In addition, due to the long term nature of the forecasts there is significant uncertainty inherent in those projections.  The passage of time and the availability of additional information regarding areas of uncertainty in regards to the reporting units' operations could cause these assumptions used in the analysis to change materially in the future.  If the assumptions differ from actual, the estimates underlying the goodwill impairment tests could be adversely affected.  See Note 5 - Goodwill and Intangibles for further discussion.

Insurable Risks

The Company uses a combination of self-insurance and third-party carrier insurance with predetermined deductibles that cover certain insurable risks.  The Company records liabilities for claims reported and claims that have been incurred but not reported, based on historical experience and industry data.

In most of the states in which the Field Services business operates, the Company is self-insured for workers’ compensation claims by employees in the Field Services division up to $100,000, plus administrative expenses, for each occurrence.  If any liability claims are in excess of coverage amounts, such claims are covered under premium-based policies issued by insurance companies to coverage levels that management considers adequate.  In Ohio and North Dakota, the Company purchases state-funded premium based workers’ compensation insurance.  The Company has placed restricted deposits with the insurance company in the amount of $12.2 million and $15.0 million for the year ended December 31, 2014 and 2015, respectively, which is included in insurance collateral in the accompanying consolidated balance sheets.

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

The carrying value and fair value of the Notes was $326.7 million and $335.6 million as of December 31, 2014 and $326.2 million and $81.3 million as of December 31, 2015, respectively.  Fair value for the Notes is a Level 2 measurement and has been based on the over-the-counter-market trading prices as of December 31, 2015.

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

The Company also enters into contracts to provide engineering and integration services related to network architecture, transformation, reliability and performance.  Revenues and costs from service contracts are generally recognized at the time the services are completed under the completed performance model.  Services are generally performed under master or other services agreements and are billed on a contractually agreed price per unit of service on a work order basis.  Services invoiced prior to the performance of the obligation are recorded in deferred revenue and recognized as the services are performed.  The total amount of progress payments netted against contract costs on uncompleted contracts as of December 31, 2014 and 2015 was $155.4 million and $35.9 million, respectively.

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

In April 2015, the FASB issued Accounting Standard Update No. 2015-05, Intangibles - Goodwill and Other - Internal-Use Software: Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement (“ASU 2015-05”). ASU 2015-05 provides guidance for evaluating whether a cloud computing arrangement includes a software license.  If a cloud computing arrangement includes a software license, then the software license element of the arrangement should be accounted for consistently with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the arrangement should be accounted for as a service contract. ASU 2015-05 does not change the accounting for service contracts. As a result of ASU 2015-05, all software licenses within the scope of the amendment will be accounted for consistently with other licenses of intangible assets. The new standard is effective for the Company in the fiscal year beginning after December 15, 2015. Early adoption is permitted. An entity can elect to adopt the amendments either: (1) prospectively to all arrangements entered into or materially modified after the effective date; or (2) retrospectively. The Company has evaluated the effect of ASU 2015-05 and the new guidance will not have a material effect on the consolidated financial statements and related disclosures.

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

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”). ASU 2015-16 eliminates the requirement to retrospectively account for adjustments to provisional amounts within the measurement period recognized at the acquisition date in a business combination. ASU 2015-16 requires that these adjustments be recognized in the reporting period in which the adjustment amounts are determined and be calculated as if the accounting had been completed as of the acquisition date. ASU 2015-16 is effective prospectively for fiscal years, and for interim periods within those years, beginning after December 15, 2015. Early application is permitted. The Company is currently evaluating the effect that ASU 2015-16 will have on its consolidated financial statements and related disclosures.

In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01, which provides guidance for the recognition, measurement, presentation and disclosure of financial assets and financial liabilities. ASU 2016-01 is effective for fiscal years, and for interim periods within those years, beginning after December 15, 2017 and, for most provisions, is effective using the cumulative-effect transition approach. Early application is permitted for certain provisions. The Company is currently evaluating the potential effect of this ASU on its consolidated financial statements.

Recent Accounting Pronouncements Adopted

On April 7, 2015, the FASB issued Accounting Standard Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), to simplify the presentation of debt issuance costs. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts.  The new standard is effective for the Company in the fiscal year beginning after December 15, 2015.   The Company adopted ASU No. 2015-03 as of January 1, 2016. See the Consolidated Balance Sheets for the related amounts as of December 31, 2015 and 2014.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). ASU 2015-17 requires that all deferred tax liabilities and tax assets be classified as non-current in a classified balance sheet, rather than separating such deferred taxes into current and non-current amounts, as is required under current guidance. ASU 2015-17 is effective for fiscal years, and for interim periods within those years, beginning after December 15, 2016 and may be applied either prospectively or retrospectively. The Company early adopted ASU 2015-17 as of December 31, 2015 within the consolidated financial statements and related disclosures.  The adoption of the new guidance did not have material impact to the financial statements and did not require an adjustment to the prior year consolidated balance sheets.

Note 3. Accounts Receivable

Activity for the allowance for doubtful accounts related to trade accounts receivable for the years ended December 31, 2013, 2014 and 2015 is as follows (in thousands):

	2013	2014	2015
Allowance for doubtful accounts at beginning of the year	$13	$350	$877
Provision for doubtful accounts	337	739	(770)
Amounts charged against the allowance	—	(212)	—
Allowance for doubtful accounts at the end of the year	$350	$877	$107

Note 4. Property and Equipment

Property and equipment consisted of the following at December 31, 2014 and 2015 (in thousands):

	December 31, 2014	December 31, 2015
Software	$21,730	$20,441
Computers and office equipment	10,182	10,251
Furniture and fixtures	2,483	2,162
Other equipment	4,266	3,985
Vehicles	297	281
Construction in process	12,116	14,433
Leasehold improvements	3,340	3,398
	54,414	54,951
Less accumulated depreciation and amortization	(29,776)	(33,862)
Property and equipment, net	$24,638	$21,089

Depreciation and amortization of property and equipment for the years ended December 31, 2013, 2014 and 2015 was $4.5 million and $5.8 million and $5.4 million, respectively, which has been recorded in selling, general and administrative expenses.

During 2014, the Company listed for sale the Multiband headquarters building in Minnetonka, Minnesota.  The Company evaluated the carrying value against the fair value of the building less costs that were to be incurred to complete the sale of the building and concluded that the value of the building was impaired.  Accordingly, an impairment charge of $3.3 million was recorded to the accompanying consolidated statements of operations and comprehensive loss for the year ended December 31, 2014. The Company recorded an impairment charge of $0.5 million during second quarter of 2015 as the assessed fair value of the building was based on the selling price of surrounding buildings in the area. Based on a proposal received on the sale of the building, the Company evaluated the carrying value against the fair value of the building, less costs to be incurred to complete the sale of the building, and concluded that the value of the building was impaired. The measure in determining the fair value was based on significant inputs not observable in the market, which is referred to as a Level 3 input. In December of 2015, the Company concluded the sale of the Multiband headquarters building in Minnetonka, Minnesota for $3.4 million. An additional impairment charge of $0.5 million was recorded for the building and the related long term assets upon the conclusion of the sale within the consolidated statements of operations and comprehensive loss for the year ended December 31, 2015.

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

During the year ended December 31, 2015, the Company decided to transition to a single Enterprise Resource Planning system for the consolidated Company. All development work on the inventory module for the discontinued system, which will be sunset upon transition, was ceased. The Company impaired $2.3 million in internally developed software related to the transition to a single system, which represents the previously capitalized costs associated with these assets. The impairment expense is reflected in the Company’s consolidated statements of operation and comprehensive loss.

At December 31, 2014 and December 31, 2015, property and equipment included $9.1 million for both years, respectively, of assets acquired under capital leases.  Assets under capital leases are stated at the present value of minimum lease payments.  The accumulated depreciation related to these assets at December 31, 2014 and 2015 totaled $6.8 million and $7.0 million, respectively.  Depreciation expense related to these assets during each of the years ended December 31, 2013, 2014 and 2015 totaled $1.1 million, $1.5 million and $0.6 million, respectively.

Note 5. Goodwill and Intangibles

The changes in goodwill, by business segment, for the years ended December 31, 2014 and 2015 are as follows (in thousands):

	Infrastructure Services	Field Services	Professional Services	Other Services	Total
Goodwill at December 31, 2013	$1,882	$58,463	$8,604	$185	$69,134
Integration of the Other Services segment	—	185	—	(185)	—
Purchase Price allocation	—	—	44	—	44
Goodwill at December 31, 2014	1,882	58,648	8,648	—	69,178
Impairment adjustments	—	—	—	—	-
Goodwill at December 31, 2015	$1,882	$58,648	$8,648	$-	$69,178

During 2014, the Company integrated the Other Services segment with the Field Services segment, and as a result the Company no longer has an Other Services segment. The Company had no impairment adjustments during the two years ended December 31, 2015.

See Note 15 - Segments for further discussion on business segments.

Intangible assets were as follows (in thousands):

	December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Impairment Charges	Intangible Assets, net
Customer contracts	$13,720	$1,827	$—	$11,893
Customer relationships	7,640	2,989	920	3,731
Tradename	3,033	1,094	—	1,939
Software	3,810	826	2,984	—
Noncompete agreements	3,150	1,155	—	1,995
Customer backlog	1,470	1,470	—	—
Total	$32,823	$9,361	$3,904	$19,558

	December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Impairment Charges	Intangible Assets, net
Customer contracts	$13,900	$3,431	$-	$10,469
Customer relationships	6,610	4,032	—	2,578
Tradename	3,860	3,860	—	—
Noncompete agreements	3,150	1,785	—	1,365
Customer backlog	1,400	1,400	—	—
Total	$28,920	$14,508	$-	$14,412

Amortization of intangible assets was $5.7 million and $5.1 million for the years ended December 31, 2014 and 2015, respectively.

During the 2014, the Company closed its office in Sarasota, Florida. In connection with the office closure, the Company determined that certain customer relationships not related to carrier or large original equipment manufacturer (“OEM”) customers that were primarily supported by the operations of the Sarasota office were impaired. During the third quarter of 2014, the Company terminated the remaining significant arrangement that utilized the Company’s internally developed MBeM software acquired in the acquisition of Multiband. As a result, the Company concluded that the carrying value of the software asset was impaired. As each of these impairments were a direct result of the 2014 Restructuring Plan, the impairment charges were included in restructuring expense in the accompanying consolidated statements of operations and comprehensive loss.

Future amortizations of intangible assets as of December 31, 2015 are as follows (in thousands):

Year ending December 31,
2016	$2,744
2017	2,545
2018	1,929
2019	1,642
2020	1,551
Thereafter	4,001
$14,412

Note 6. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31, 2014	December 31, 2015
Employee compensation and related costs	$27,125	$12,706
Sales and use tax payable	8,782	5,316
Accrued job loss	1,375	861
Accrued interest	19,723	19,704
Guarantee of indebtedness	4,000	—
Workers' compensation, current	4,259	2,996
Accrued restructuring costs, current	1,714	4,540
Other, current	6,596	11,071
Total accrued expenses, current	$73,574	$57,194

Contingent consideration, non-current	$726	—
Workers' compensation, non-current	7,071	5,359
Accrued restructuring & other costs, non-current	687	1,562
Total accrued expenses, non-current	$8,484	$6,921

Note 7. Notes Payable and Line of Credit

Notes payable consist of the following (in thousands):

	December 31, 2014	December 31, 2015
Senior secured notes due July 1, 2018, net of discount of $1,944 and $1,390 as of December 31, 2014 and December 31, 2015 respectively, with stated interest of 12.125%	$223,056	$223,610
Senior secured notes due July 1, 2018, including a premium of $3,592 and $2,553 as of December 31, 2014 and December 31, 2015 respectively, with stated interest of 12.125%	103,592	102,553
	326,648	326,163
Less: current portion	—	—
Notes payable, net of current portion	$326,648	$326,163

On June 23, 2011 the Company issued $225.0 million of the Original Notes at a discount of $3.9 million.  The Notes carry a stated interest rate of 12.125%, and the Original Notes have an effective rate of 12.50%.  Interest is payable semi-annually each January 1 and July 1.  The Notes are secured by: (i) a first-priority lien on substantially all of the Company’s existing and future domestic plant, property, assets and equipment including tangible and intangible assets, other than the assets that secure the Credit Facility on a first-priority basis, (ii) a first-priority lien on 100% of the capital stock of the Company’s existing and future material U.S. subsidiaries and non-voting stock of the Company’s existing and future material non-U.S. subsidiaries and 66% of all voting stock of the Company’s existing and future material non-U.S. subsidiaries and (iii) a second-priority lien on the Company’s accounts receivable, unbilled revenue on completed contracts and inventory that secure the Credit Facility on a first-priority basis, subject, in each case, to certain exceptions and permitted liens.

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

The terms of the Indenture require the Company to meet certain ratio tests giving effect to anticipated transactions, including borrowing debt and making restricted payments prior to entering these transactions.  These ratio tests are, as defined per the Indenture, a Fixed Charge Coverage Ratio of at least 2.00 to 1.00 (which was 0.15 to 1.00 at December 31, 2015) and a Total Leverage Ratio not greater than 2.50 to 1.00 (which was 55.80  to 1.00 at December 31, 2015).  The holders of the Notes granted a waiver to these covenants in conjunction with the issuance of the Tack-On Notes, and the Company has not entered into any other transaction that requires it to meet these tests as of December 31, 2015.  Had the Company been required to meet these ratio tests as of December 31, 2015, the Company would not have met the Fixed Charge Coverage Ratio or the Total Leverage Ratio.

Future maturities of the notes payable as of December 31, 2015 are as follows (in thousands):

Year ending December 31,
2016	$-
2017	-
2018	325,000
2019	-
2020	-
Thereafter	-
Discounts and premiums	1,163
$326,163

In June 2011, the Company entered into an amendment and restatement of the Revolving Credit and Security Agreement (the “Credit Facility”) providing for a five-year term.  The Credit Facility has a maximum commitment of $50.0 million, subject to a borrowing base calculation and the compliance with certain covenants.  Interest on outstanding balances on the Credit Facility accrues at variable rates based, at the Company’s option, on the agent bank’s base rate (as defined in the Credit Facility) plus a margin between 1.50% and 2.00%, or at LIBOR plus a margin of between 2.50% and 3.00%, depending on certain financial thresholds.  At December 31, 2014 and December 31, 2015, the margin over LIBOR was 3.0% and the margin over the base rate was 2.0%.  In addition, the Credit Facility includes an unused facility fee of 0.375%.  At December 31, 2014 the Company had no borrowings, but had $4.0 million of an outstanding letters of credit under the Credit Facility. At December 31, 2015, the Company had no borrowings and no outstanding letters of credit under the Credit Facility.

The amount the Company can borrow under its Credit Facility at any given time is based upon a formula calculating the Company’s borrowing base that takes into account, among other things, eligible billed accounts receivable and up to $10.0 million of eligible inventory, which results in a borrowing availability of less than the maximum commitment of the Credit Facility to the extent that the Company’s borrowing base is less than the maximum commitment of the Credit Facility.  On December 31, 2014, the Company’s borrowing base under the Credit Facility was $30.4 million and availability for additional borrowings under the Credit Facility totaled $26.4 million, net of an outstanding letter of credit of $4.0 million.  On December 31, 2015, the Company’s borrowing base and availability for additional borrowings under the Credit Facility was $22.5 million.  The Credit Facility is collateralized by, among other things, a first priority security interest in substantially all of the Company’s accounts receivable and inventory.  Any deterioration in the quality of the Company’s accounts receivable and inventory would reduce availability under the Credit Facility.

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

Under the terms of the Credit Facility, the Company must maintain a Fixed Charge Coverage Ratio equal to at least 1.25 to 1.00 (which ratio was 0.20 to 1.00 at December 31, 2015) and a Leverage Ratio no greater than 5.00 to 1.00 (which ratio was 34.62 to 1.00 at December 31, 2015) during such time as a Triggering Event is continuing. Prior to August 12, 2015, a “Triggering Event” was defined to occur when the Company’s undrawn availability (measured as of the last date of each month) on the Credit Facility had failed to equal at least $10.0 million for two consecutive months and continued until undrawn availability equaled $20.0 million for at least three consecutive months. As of August 12, 2015, the Company executed the Sixth Amendment to the agreement governing the Credit Facility (the “Amendment”) which amended the definition of a “Triggering Event” and the calculation methodology used to determine its minimum undrawn availability. Pursuant to the Amendment, the Company’s minimum undrawn availability is still measured as of the last day of each month, but such amount changed from a fixed amount of $10.0 million to the lesser of $10.0 million and 25% of its available collateral securing the Credit Facility. The Amendment also modified the minimum amount of availability required to end a Triggering Event from a fixed $20.0 million to the lesser of $20.0 million or 50% of the Company’s available collateral. The Company is only required to maintain such ratios at such time that a Triggering Event is in existence. Failure to comply with such ratios during the existence of a Triggering Event constitutes an Event of Default (as defined therein) under the Credit Facility. Had the Company been required to meet these ratio tests as of December 31, 2015, the Company would not have met the Fixed Charge Coverage Ratio or the Leverage Ratio.

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

Future minimum lease payments under capital leases at December 31, 2015 were as follows (in thousands):

Year ending December 31,
2016	$864
2017	347
2018	36
2019	—
2020	—
Thereafter	—
Total minimum lease payments	1,247
Less: amount representing interest	(72)
Present value of minimum lease payments	1,175
Less: current portion of capital leases	(775)
Capital leases, net of current portion	$400

Operating lease commitments relate primarily to rental of vehicles, facilities and equipment under non-cancellable operating lease agreements which expire at various dates through the year 2020 and thereafter.  Approximate future minimum rental payments at December 31, 2015 under these non-cancelable operating leases are as follows (in thousands):

Year ending December 31,
2016	18,884
2017	3,418
2018	2,634
2019	1,478
2020	291
Thereafter	12,177
Total minimum lease payments	$38,882

Rent expense for operating leases was approximately $14.3 million, $28.6 million and $9.7 million for the years ended December 31, 2013, 2014 and 2015, respectively.

Note 9. Shareholders’ Deficit

The Company is controlled directly and indirectly by persons or entities related to John A. Goodman, one of the Company’s directors. All shareholders are parties to a shareholders’ agreement. The shareholders’ agreement contains various provisions governing tag-along rights, drag-along rights, rights of first offer, transfers among shareholders and other terms customary in agreements of this type.

Treasury Stock

In 2011, the Company repurchased 55,918 shares of outstanding common stock from certain employees at a price of $120.91 per share for cash consideration of $6.8 million, which equaled the fair value of the common stock at the repurchase date. The repurchase of common stock was recorded in treasury stock.

In 2013, the Company entered into stock purchase agreements with certain members of management of the Company, pursuant to which the Company purchased 60,400 shares of common stock in exchange for payments totaling $5.0 million. The shares repurchased have been recorded as treasury stock. There were no additional repurchases of treasury stock during 2014 and 2015.

Common Stock

In October of 2012, the Company granted an executive 60,000 shares of unrestricted common stock.  Pursuant to an amended and restated employment agreement, half of the unrestricted common stock vested immediately and the other half vested in January 2013. Compensation expense of $5.0 million for the fair value of the 60,000 shares of common stock was recorded for the year ended December 31, 2012, based on the grant-date fair value of $82.70 per share. The terms of the employment agreement also required the Company to provide a cash payment to the executive in an amount sufficient to cover all taxes associated with the share grant. As such, an additional amount of $3.3 million was expensed in 2012, and paid during the first quarter of 2013. There have been no additional grants of common stock during 2014 and 2015.

Note 10. Share-Based Compensation and Warrants

Share-Based Compensation

In October 2000, the Company approved the Goodman Networks Incorporated 2000 Equity Incentive Plan (the “2000 Plan”). Under the 2000 Plan, 70,899 shares may be issued pursuant to awards of incentive stock options or nonqualified stock options outstanding at December 31, 2015 to employees, directors or consultants of the Company. Since 2010, no additional grants could be made under the 2000 Plan. Grants of incentive stock options must have been at least equal to the fair market value on the date of grant. Nonqualified options could have been granted at less than fair market value. All option terms were determined by a committee designated by the Board of Directors.

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

The following table summarizes stock option activity under the 2008 Plan and the 2000 Plan for the year ended December 31, 2015:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding at December 31, 2014	611,065	$64.31	7.13
Granted	50,000	71.28
Forfeited	(18,835)	92.32
Expirations	(70,664)	60.49
Outstanding at December 31, 2015	571,566	$64.47	6.23

Exercisable at December 31, 2015	479,387	$59.95	5.89

The fair values of option awards granted were estimated at the grant date using a Black-Scholes option pricing model with the following assumptions for the years ended December 31, 2013, 2014 and 2015:

	2013	2014	2015
Expected volatility	54.06% - 60.65%	58.94% - 61.37%	60.7%-67.53%
Risk-free interest rate	0.91% - 1.63%	1.75% - 1.87%	0.35%-1.62%
Expected life (in years)	5.19 - 5.80	5.29 - 6.00	1.00-5.65
Expected dividend yield	0.00%	0.00%	0.00%

The Company granted stock options representing the right to purchase an aggregate of 50,000 shares of common stock during the year ended December 31, 2015 to three executives and three board members.

The Company estimates the expected volatility of the price of its underlying stock based on the historical volatilities of similar entities with publicly traded securities. The volatility was estimated using the median volatility of the guideline of companies which are representative of our size and industry based upon daily stock price fluctuations. Currently there is no active market for the Company’s common stock.

The weighted average grant date fair value for options granted in 2014 and 2015 was $57.49 and $36.51, respectively.  As of December 31, 2015, there were approximately $1.9 million of unrecognized compensation costs related to non-vested stock options.  These costs are expected to be recognized over a remaining weighted average vesting period of 0.72 years.

There were no options exercised during the years ended December 31, 2014 or 2015. The intrinsic value for options vested and expected to vest is $9.4 million.

The compensation expense recognized for outstanding share-based awards for the years ended December 31, 2013, 2014 and 2015 was $4.5 million, $6.6 million and $5.9 million, respectively.

Warrants

In October 2010, the Company issued warrants to purchase 160,408 shares of its common stock at an exercise price of $1.00 per share, which expire in May 2020, in connection with (1) the issuance of subordinated notes payable to a shareholder in April and May  2010 and (2) the execution of the First Amendment to the Fifth Amended and Restated Shareholders’ Agreement, dated June 23, 2011, as amended.  The fair value of the warrants was recorded as a discount on the subordinated notes payable.  During June 2011, the shareholder and holder of the warrants sold 117,050 of those warrants to the Company for $7.5 million.  In April 2014, all 43,358 outstanding warrants were exercised.  In connection with the exercise of the warrants, the Company issued 43,358 shares of common stock and received proceeds of $43,358.

Note 11. Related Party Transactions

The Company had approximately $47,000 and $43,000 of non-interest bearing advances due from a founding shareholder of the Company as of December 31, 2014 and December 31, 2015, respectively. Scheduled repayments are made through payroll deductions. At December 31, 2014, the Company had a receivable from a shareholder of $84,000. As of December 31, 2015, the Company no longer had a receivable from the shareholder.

Throughout the year, the Company utilizes the ranch owned by certain shareholders for meetings and conferences. The use of the ranch is expensed within the consolidated statements of operations and comprehensive loss at $0.2 million for each of the respective years ended December 31, 2013, 2014 and 2015, respectively.

On January 15, 2015, the Company entered into a Separation Agreement and General Release with a relative of the Company’s former Executive Chairman, effective as of January 23, 2015, pursuant to which the Company resolved all matters related to the relative’s separation from employment with the Company without cause, effective as of December 31, 2014. Pursuant to the Separation Agreement, the outstanding stock options held by the relative on December 31, 2014, (i) became fully vested and exercisable to the extent not previously vested and exercisable and (ii) had their expiration dates changed to the earlier of (a) the date the option period terminates and (b) the tenth (10th) anniversary of the date of grant. The Company recognized $0.6 million in share-based compensation expense related to the accelerated vesting of the relative’s stock options as of December 31, 2014. During the year ended December 31, 2015, the Company recognized an additional $0.5 million in restructuring expense related to the Separation Agreement.  The expense related to severance payments was recorded in restructuring expense within the Company’s consolidated statements of operations and comprehensive loss as of December 31, 2014 and December 31, 2015.

On March 5, 2015, the Company entered into a Separation Agreement and General Release Agreement with Mr. John A. Goodman (the “Executive”) under which the Company resolved all matters related to the Executive’s separation from employment with the Company without cause as of February 15, 2015, including all matters arising under the Second Amended and Restated Employment Agreement, by and between the Company and the Executive, effective as of April 11, 2014, as amended. The Executive was the beneficial owner of approximately 40.5% of the Company’s common stock as of November 13, 2015. During the year ended December 31, 2015, the Company recorded $0.7 million in share based compensation expense related to the accelerated vesting of the Executive’s shares granted under the 2008 Plan and the 2000 Plan. Additionally, during the year ended December 31, 2015, pursuant to the Separation Agreement, the Company paid the Executive approximately $3.0 million in severance related expenses which were recorded, along with the share based compensation, in the restructuring expense line item within the consolidated statements of operations and comprehensive loss. The Executive was also paid an additional $1.0 million bonus which was recorded within selling, general and administrative expenses.

The Company also granted the Executive a one-time put right to sell to the Company up to $2,700,000 of the Executive’s equity interests in the Company, based on the fair market value of such equity interests on the date the Executive exercises the put right. In addition, the Executive granted the Company a one-time call right to purchase from the Executive up to $2,700,000 of the Executive’s equity interests in the Company based on the fair market value of such equity interests on the date the Company exercises the call right.  The fair value of the put option and the call option was zero at December 31, 2015. The price at which shares may be sold or purchased pursuant to the put or call and put option will be based on the fair value of a share of the Company’s common stock on the exercise date. As such, the Company has not recorded any asset or liability on the balance sheet for this instrument.

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

In October 2011, the Company issued a letter of credit to a company owned by a relative of the Executive Chairman as a guarantee of a related party’s line of credit. The maximum available to be drawn on the line of credit is $4.0 million. The Company’s exposure with respect to the letter of credit is supported by a reimbursement agreement from the related party, secured by a pledge of assets and stock of the related party. A liability in the amount of $4.0 million was recorded within other operating expense and accrued liabilities in the Company’s consolidated financial statements. This guarantee liability for the full amount of $4.0 million remained in accrued liabilities as of December 31, 2013 and December 31, 2014. The Company’s letter of credit was originally due to expire in July 2012 and prior to expiration was amended each year thereafter to extend the expiration date by one year. The letter of credit was most recently amended to extend the guarantee of the related party’s line of credit until July 2015.

The Company and the related party negotiated an arrangement during the third quarter of 2014, whereby the Company agreed not to pursue the pledged collateral for a period of time not extending beyond May 5, 2016 (the “Forbearance Period”) in the event the line of credit is drawn upon in exchange for the related party’s pledge to the Company of 15,625 shares of Goodman Networks common stock.  In addition, the Company agreed to discharge and deem paid-in-full all obligations of the related party to the Company if on or prior to the end of the Forbearance Period, the related party makes a cash payment to the Company in the amount of $1.5 million plus interest at a rate of 2.0% per annum from September 25, 2014, among other things. Pursuant to the agreement the Company agreed to instruct the lender to draw on the letter of credit. As a result of the agreement reached in the third quarter of 2014, the Company recorded other income of $1.5 million in the consolidated statements of operations and comprehensive loss and recorded the pledged stock as additional paid-in capital in the consolidated balance sheet. On January 16, 2015, the letter of credit was cancelled and settled in full by the Company for the outstanding $4.0 million. As such, the liability related to the guarantee was released on the respective date and the Company no longer maintains any exposure related to the letter of credit for the related party. The related party paid the Company $1.5 million during the year ended December 31, 2015 but has not satisfied all of the conditions to cause the related party’s obligation to be deemed paid-in-full.

  From time to time, the Company engages in transactions with executive officers, directors, shareholders or their immediate family members of these persons (subject to the terms and conditions of the Indenture and the Credit Facility). These transactions are negotiated between related parties without arm’s length bargaining and, as a result, the terms of these transactions could be different than transactions negotiated between unrelated persons. See Note 9 – Shareholders’ Deficit for a description of these transactions.

Note 12. Employee Benefit Plan

The Company sponsors a 401(k) retirement savings plan for its employees.  Eligible employees are allowed to contribute a portion of their compensation, not to exceed a specified contribution limit imposed by the Internal Revenue Code.  The Company provides for matching employee contributions equal to 50% on the first 8% of each participant’s compensation.  Employer contributions during the years ended December 31, 2013, 2014 and 2015 totaled $3.3 million, $3.4 million and $5.6 million, respectively.

One of the Company’s 401(k) plans allows for a discretionary profit sharing contribution. The Company did not make any contributions toward the profit sharing plan for the year end December 31, 2014 and 2015.

Note 13. Commitments and Contingencies

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

Concentration of Credit Risk

A significant portion of the Company’s revenue is derived from two significant customers. In July 2015, AT&T acquired DIRECTV.  The following table reflects the percentage of total revenue from the Company’s significant customers for the years ended December 31, 2013, 2014 and 2015:

	2013	2014	2015
Subsidiaries of AT&T Inc., other than DIRECTV	71.1%	66.5%	53.6%
DIRECTV	9.9%	20.7%	35.7%
Total from AT&T Inc., including DIRECTV	81.0%	87.2%	89.3%

Other	19.0%	12.8%	10.7%

Amounts due from these significant customers at December 31, 2014 and 2015 are as follows (in thousands):

	December 31, 2014	December 31, 2015
Subsidiaries of AT&T Inc., other than DIRECTV	$37,955	$8,992
DIRECTV	13,315	9,835
Total	$51,270	$18,827

A loss of this customer would have a material adverse effect on the financial condition of the Company.

Indemnities

The Company generally indemnifies its customers for services it provides under its contracts which may subject the Company to indemnity claims, liability and related litigations. As of December 31, 2014 and 2015, the Company was not aware of any material asserted or unasserted claims in connection with these indemnity obligations.

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

Contract-Related Contingencies and Fair Value Measurements

The Company has certain contingent liabilities related to its acquisitions of Design Build Technologies, LLC (“DBT”) and CSG acquisitions. The Company adjusts these liabilities to fair value at each reporting period. The Company values contingent consideration related to acquisitions on a recurring basis using Level 3 inputs such as forecasted net revenue and earnings before interest, taxes, depreciation and amortization, and discount rates.  The DBT contingent liability was to be paid over an 18 month period from the date of the acquisition, August 28, 2013. The contingent liability expired as of September 2015.  The CSG liability would have been required to paid over a 3 year period from the acquisition date of February 28, 2013. The CSG contingent liability expired in March 2016.  The liability related to both of these contingent consideration arrangements was $0.7 million and $0 as of December 31, 2014 and 2015, respectively.

The changes in contingent liabilities are as follows for the year ending December 31, 2015 (in thousands):

Balance as December 31, 2014	$726
Change in fair value of contingent consideration	(726)
Balance at December 31, 2015	$-

Note 14. Income Taxes

The net deferred income tax liability results from temporary differences as follows (in thousands):

	2014	2015
Deferred tax assets
Accrued expenses	$8,026	$5,827
Inventories	3,423	2,113
Anticipated losses on contracts in progress	528	329
Accounts receivable reserve	334	41
Other	782	860
Net operating losses	7,449	38,885
Share based compensation	5,194	7,264
Credit carryforwards	1,837	1,837
Workers compensation	4,384	3,191
Prepaid expenses – non-current	-	444
Revenue and cost of revenue	2,719	-
Valuation allowance	(28,610)	(54,494)
Total deferred tax assets	6,066	6,297

Deferred tax liabilities
Revenue and cost of revenues	-	(2,786)
Prepaid expenses	(719)	(650)
Intangibles	(5,882)	(4,572)
Property and equipment	(893)	(3)
Total deferred tax liabilities	(7,494)	(8,011)

Net deferred tax assets	$(1,428)	$(1,714)

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

The Company’s provision for income taxes for the years ended December 31, 2013, 2014 and 2015 was as follows (in thousands):

	2013	2014	2015
Current federal income tax expense (benefit)	$791	$1,045	$(60)
Current state income tax expense	1,000	1,208	827
Deferred federal tax expense	7,519	7,662	4,269
Deferred state tax benefit	(1,804)	(622)	(3,984)
Provision for income taxes	$7,506	$9,293	$1,052

The Company’s income tax expense for the years ended December 31, 2013, 2014 and 2015 differed from the statutory federal rate as follows (in thousands):

	2013	2014	2015
Statutory rate applied to income before income taxes	$(12,506)	$(1,970)	$(22,907)
Valuation allowance	17,557	10,189	25,884
Permanent non-deductible items	1,702	335	127
State income taxes, net of federal income tax effect	(545)	237	(2,052)
Alternative Minimum Tax	-	1,044	-
Other	1,298	(542)	-
Provision for (benefit from) income taxes	$7,506	$9,293	$1,052

At December 31, 2015, the Company had approximately $93.8 million and $184.3 million of net operating loss carryforwards for federal and state income tax purposes, respectively. The federal net operating loss will begin to expire in 2027. The state net operating losses expiration started in 2015.  The net operating loss associated with the Merger was $10.4 million at December 31, 2015 and are limited under Section 382 of the Internal Revenue Code (“IRC”).  The Company is limited to $2.5 million of the $10.4 million in loss carryforwards in 2015 and for each year thereafter.

In assessing the ability to realize deferred tax assets, the Company considers whether it is more likely than not that some portion or all of its deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. A valuation allowance has been provided to reduce the deferred tax assets to an amount management believe is more likely than not to be realized.  The valuation allowance totaled $54.5 million as of December 31, 2015, and relates primarily to deferred tax assets associated with certain federal and state net operating loss carryforwards and non-current deferred tax assets.

The Company filed an Application for Change in Accounting Method on Form 3115, with the Internal Revenue Service (“IRS”)  on December 31, 2012 to recognize revenue under a proper accrual method or percentage of completion method for federal and state income tax purposes. The Company received consent from the IRS for these accounting method changes in 2013. The effect of the change in accounting was to defer the recognition of revenue to tax years later than 2011.  As of December 31, 2013, the Company recorded a receivable of $13.0 million related to change in the recognition of revenue which resulted in net operating losses that were carried back to prior years; this refund was received during the first quarter of 2014.

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

The Company includes potential accrued interest and penalties related to unrecognized tax benefits within its income tax provision account. The combined amount of accrued interest and penalties related to tax positions taken or to be taken on the Company’s tax returns and recorded as part of the reserves for uncertain tax positions was nil as of December 31, 2014 and 2015, respectively. To the extent interest and penalties are not assessed with respect to uncertain tax positions or the uncertainty of deductions in the future, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

In the first quarter of 2014, the Company received a “no change” notice from the IRS related to the tax period ended 2011 audit of Multiband and therefore released $2.1 million of related reserves for uncertain tax positions. In September 2014, the statute of limitations expired for Multiband’s 2010 tax return, and the Company released an additional $2.3 million of reserves for uncertain tax positions. The release of the reserves was recorded as a reduction of the related net operating loss carryforwards. The related release of the accrued interest and penalties is recorded as a current tax benefit.

Note 15. Segments

The Company primarily operates through three business segments, Infrastructure Services (IS), Field Services (FS) and Professional Services (PS). The Infrastructure Services segment provides program management services of field projects necessary for deploying, upgrading, and maintaining wireless networks. The Field Services segment generates revenue from the installation and service of DIRECTV video programming systems primarily for residents of single family homes under a contract with DIRECTV. The Professional Services segment provides customers with highly technical services primarily related to installing, testing, and commissioning and decommissioning of core, or central office, equipment of wireless carrier networks from a variety of vendors. Other Services included the Company’s multi-dwelling unit and energy, engineering and construction services lines of business.

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

	Year Ended December 31, 2013
	IS	FS	PS	Other	Corporate	Total
Revenues	$715,518	$88,240	$111,468	$16,519	$—	$931,745
Cost of revenues	622,438	77,899	91,597	14,175	—	806,109
Gross profit	$93,080	$10,341	$19,871	$2,344	$—	125,636
Selling, general and administrative expenses					121,106	121,106
Operating income						4,530
Other income					(25)	(25)
Interest expense, net					40,287	40,287
Loss before income taxes						(35,732)
Income tax expense					7,506	7,506
Net loss						$(43,238)

	Year Ended December 31, 2014
	IS	FS	PS	Other	Corporate	Total
Revenues	$837,982	$261,326	$99,880	$—	$—	$1,199,188
Cost of revenues	707,616	225,441	92,380	—	—	1,025,437
Gross profit	$130,366	$35,885	$7,500	$—	$—	173,751
Selling, general and administrative expenses					122,792	122,792
Restructuring expense					9,998	9,998
Impairment expense					3,254	3,254
Other operating income					(3,285)	(3,285)
Operating income						40,992
Other income					(71)	(71)
Interest expense, net					46,694	46,694
Loss before income taxes						(5,631)
Income tax expense					9,293	9,293
Net loss						$(14,924)

	Year Ended December 31, 2015
	IS	FS	PS	Other	Corporate	Total
Revenues	$391,796	$261,581	$71,679	$—	$—	$725,056
Cost of revenues	359,603	215,378	63,617	—	—	638,598
Gross profit	$32,193	$46,203	$8,062	$—	$—	86,458
Selling, general and administrative expenses					92,993	92,993
Restructuring expense					11,653	11,653
Impairment expense					3,336	3,336
Operating loss						(21,524)
Interest expense, net					43,925	43,925
Loss before income taxes						(65,449)
Income tax expense					1,052	1,052
Net loss						$(66,501)

Total assets by segment for the years ended December 31, 2014 and 2015 are presented below (in thousands):

	Year Ended December 31, 2014
	IS	FS	PS	Corporate	Total
Total Assets	$183,172	$119,026	$56,515	$55,347	$414,060

	Year Ended December 31, 2015
	IS	FS	PS	Corporate	Total
Total Assets	$72,269	$112,103	$44,824	$23,895	$253,091

Note 16. Restructuring Activities

During the second quarter of 2014, the Company’s management approved, committed to and initiated plans to implement the 2014 Restructuring Plan.  The restructuring costs associated with the 2014 Restructuring Plan are recorded in the restructuring expense line item within the consolidated statements of operations and comprehensive income.  The Company incurred a significant portion of the estimated restructuring expenses through 2014 and 2015.  Any changes to the remaining estimates of executing the 2014 Restructuring Plan will be reflected in the 2016 results of operations.

The following tables summarize the activities associated with restructuring liabilities for the years ended December 31, 2014 and 2015, respectively, (in thousands), all of which are included in accrued liabilities in the accompanying consolidated balance sheets.  In the table below, “Charges” represents the initial charge related to the restructuring activity.  “Payments” consists of cash payments for severance, employee-related benefits, lease and other contract termination costs, and other restructuring costs.

	Liability at December 31, 2014	Charges	Cash payments and other non-cash transactions	Liability at December 31, 2015
Severance and employee-related benefits	$2,401	$11,653	$(8,680)	$5,374
Other restructuring costs	—	—	—	—
Total 2014 Restructuring Plan	$2,401	$11,653	$(8,680)	$5,374

The following table summarizes the inception to date restructuring costs recognized and the total restructuring costs expected to be recognized in the 2014 Restructuring Plan (in thousands):

	As of December 31, 2015
	Total Costs Recognized To Date	Total Expected Program Cost
Severance and employee-related benefits	$17,299	$21,040
Contract termination costs	10	140
Impairment of intangible assets	3,904	3,904
Other restructuring costs	438	(84)
Total 2014 Restructuring Plan	$21,651	$25,000

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

Evaluation of Disclosure Controls and Procedures

As of December 31, 2015, an evaluation was carried out by our management, with the participation of our Executive Chairman, Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) based on their 1992 framework of control components. The term “disclosure controls and procedures,” as defined by regulations of  the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the report is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports is accumulated and communicated to our management, including our principal executive officer and our principal financial officer or persons performing similar functions, as appropriate, to allow timely decisions to be made regarding required disclosure.

Based upon that evaluation, our management has concluded that, as of December 31, 2015, our internal control over financial reporting is effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, as a process designed by, or under the supervision of, our principal executive officer and principal financial officer and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Management assessed the effectiveness of our internal control over financial reporting at December 31, 2015. In making this assessment, management used the criteria set forth in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management concluded that, at December 31, 2015, our internal control over financial reporting is effective.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors

Our directors and their respective ages and positions as of March 30, 2016 are set forth below.

Name	Age	Positions
Ron B. Hill	53	Director, President, Chief Executive Officer and Executive Chairman
John A. Goodman	48	Director
J. Samuel Crowley	65	Director
Steven L. Elfman	60	Director
Larry J. Haynes	65	Director

Ron B. Hill is our President, Chief Executive Officer and Executive Chairman. Mr. Hill has served as a director since 2011, our Executive Chairman since March 2015, as our Chief Executive Officer since January 2012 and as our President since May 2010. He previously served as our Chief Operating Officer from May 2010 until February 2013, as our Executive Vice President of Professional Services from July 2008 until May 2010. Mr. Hill is a seasoned telecom executive with over 30 years of global operational management experience in sales, services and engineering, spending the majority of his time in technical and strategic roles including the turn-around of a global engineering services segment. Mr. Hill began his career in 1985 with AT&T’s Consumer Products Division in Atlanta. Mr. Hill also served as the Vice President of Network Engineering-Integration and Optimization for Alcatel-Lucent from June 2002 until June 2008. In 1997, he earned a master’s degree in business administration from the Kellogg School of Business at Northwestern University.

Mr. Hill’s experience in the telecommunications industry, as well as his service as our Chief Executive Officer and his previous experience as an executive in the telecommunications industry, provide our Board of Directors with unique and valuable business and leadership experience. Our Board of Directors also benefits from his extensive knowledge of the Company and the telecommunications industry, and from his deep understanding of our customers, opportunities and workforce.

John A. Goodman has been a member of our Board of Directors since he co-founded us in 2000. He previously served as our Executive Chairman from January 2012 until March 5, 2015 and our Chairman and Chief Executive Officer from our founding in 2000 through January 2012. In addition, John has been a director since August 2013 and the Executive Chairman since June 2014 of Premier One Emergency Centers, LLC, an urgent care facility. Mr. John Goodman’s telecom career spans two decades, beginning with Bell Atlantic Professional Services, where he managed outside and inside plant services in the southwest United States. In 1997, he joined GTE’s Network Operations Center in Irving, Texas, where he supported Fortune 500 companies and provided broadband technical support services domestically. Following the merger of GTE and Bell Atlantic, now known as Verizon, Mr. John Goodman left Verizon in 2000 to co-found our Company. Mr. John Goodman holds a bachelor’s degree in business administration from Texas Tech University.

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

Larry J. Haynes. Mr. Haynes was appointed to our Board of Directors in April 2014. Pursuant to his offer letter, we agreed to nominate Mr. Haynes to serve on our Board of Directors for two years. Mr. Haynes brings with him a wealth of financial and accounting experience gained during his time as a tax partner at the accounting firm of Ernst & Young LLP, at which he worked from 1978 until his retirement there in June 2010. During his time at Ernst & Young LLP, Mr. Haynes worked primarily with high growth public, venture and private equity backed private companies in technology, consumer products and the services sectors. Following retirement from Ernst & Young LLP in June 2010, Mr. Haynes accepted a position as Executive Relationship Consultant at Smith Frank Partners, LLC, an asset planning, risk management and wealth strategies firm, and also a position as Senior Adviser with Athens Partners, which assists professional services firms. Mr. Haynes serves on numerous boards, including Southwestern University’s Board of Trustees, the Texas A&M Baylor Oral Health Foundation Board, in which he serves on the Executive Committee and as Chair of the Audit Committee, the Texas Methodist Foundation Board during 2014 and the Texas Methodist Foundation in Austin, Texas. Mr. Haynes earned a BBA in accounting and economics from Southwestern University in 1972 and a Masters in Professional Accounting with a tax concentration from the University of Texas at Austin in 1978. Mr. Haynes’ experience as a tax partner at one of the nation’s leading accounting firms as well as his experience serving on numerous boards provides our Board of Directors with financial expertise as well as unique and valuable leadership experience.

Executive Officers

Our executive officers and their respective ages and positions as of March 30, 2016 are set forth below.

Name	Age	Positions
Ron B. Hill	53	Director, Chief Executive Officer and President
Joy L. Brawner ………………………………………………	60	Chief Financial Officer
Ernest J. Carey	63	Chief Operating Officer

The biography of Mr. Hill is set forth under the heading “—Directors.”

Joy L. Brawner has served as our Chief Financial Officer since October 2015. Prior to such appointment, she served as our Chief Accounting Officer from December 2013. Ms. Brawner has 30 years of experience in accounting, auditing, financial reporting and management.  Prior to joining our company in December 2013, Ms. Brawner served as the chief accounting officer of SourceHOV Holdings, Inc., a multi-national provider of transaction processing services and knowledge process optimization, from August 2012. Ms. Brawner served as an Audit Partner with McGladrey LLP, an accounting firm, from September 2008 and was previously an audit manager/director from 2002.  Ms. Brawner began her audit career at Arthur Andersen LLP in 1996. She is a Certified Public Accountant and holds a Bachelor of Science Degree in Accounting Control Systems from the University of North Texas.

Ernest J. Carey was appointed our Chief Operating Officer in December 2014. Mr. Carey most recently served as the Senior Vice President of Construction and Engineering of AT&T Inc., where he was responsible for the planning, design, construction and capital maintenance of AT&T Inc.’s wireline and wireless network infrastructure in the United States since March 2008. Previously, Mr. Carey served as Senior Vice President of Network Services for Southwestern Bell Telephone Company (d/b/a AT&T Southwest), a wholly owned subsidiary of AT&T Inc., and was responsible for the customer provisioning, repair, construction and maintenance of network infrastructure in the southwest United States from July 2007 to March 2008. Prior to July 2007, Mr. Carey served as Vice President of Advanced Network Technologies for AT&T Inc. Mr. Carey began his career at Southwestern Bell Corporation (“SBC”) in 1974 and progressed through a series of operating, engineering and marketing positions until he joined AT&T Inc. following the merger of AT&T Inc. and SBC in 2005. Mr. Carey holds a Master’s degree in Business Administration from the University of Dallas and a Bachelor’s degree in Business Administration from Texas A&M Corpus Christi.

Board of Directors

Our Board of Directors is currently comprised of five directors, Ron B. Hill, John A. Goodman, J. Samuel Crowley, Steven L. Elfman and Larry J. Haynes. Our second amended and restated bylaws permit our Board of Directors to establish by resolution the number of directors, and five directors are currently authorized.

Director Independence

Because we do not have any securities on a national securities exchange or inter-dealer quotation systems, we are not subject to a number of the corporate governance requirements of the SEC or any national securities exchange or inter-dealer quotation system. For example, we are not required to have a Board of Directors comprised of a majority of independent directors.

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

Audit Committee

Our audit committee currently consists of J. Samuel Crowley, Steven L. Elfman and Larry J. Haynes. The chair of our audit committee is Samuel Crowley. Our Board of Directors has determined that J. Samuel Crowley is an “audit committee financial expert” within the meaning of the SEC regulations and is “independent” under Rule 10A-3 of the Exchange Act. Our Board of Directors has also determined that each member of our audit committee can read and understand fundamental financial statements in accordance with applicable requirements. In arriving at these determinations, the Board of Directors has examined each audit committee member’s scope of experience and the nature of their employment in the corporate finance sector. The functions of this committee include:

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

Certain Relationships

There are no family relationships among our directors and executive officers. To our knowledge, there have been no material legal proceedings as described in Item 401(f) of Regulation S-K that are material to an evaluation of the ability or integrity of any of our directors or executive officers (in the last ten years), or our promoters or control persons (in the last five years).

Code of Ethics

We have adopted a code of ethics that applies to all of our employees, including employees of our subsidiaries, as well as each of our directors and certain persons performing services for us. The code of ethics addresses, among other things, competition and fair dealing, conflicts of interest, financial matters and external reporting, Company funds and assets, confidentiality and corporate opportunity requirements and the process for reporting violations of the code of ethics, employee misconduct, improper conflicts of interest or other violations. We will provide a copy of our code of ethics without charge upon written request to Goodman Networks Incorporated, Attention: Monty West, 2801 Network Boulevard, Suite 300, Frisco, Texas 75034. If we amend or grant a waiver of one or more of the provisions of our Code of Ethics, we intend to satisfy the requirements under Item 5.05 of Form 8-K regarding the disclosure of amendments to, or waivers from, provisions of our Code of Ethics that apply to our principal executive, financial and accounting officers by posting the required information on our website.

Changes in Nomination Procedures

There have been no changes to the procedures by which security holders may recommend nominees to our Board of Directors in the past year.

Item 11. Executive Compensation.

EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The purpose of this Compensation Discussion and Analysis is to provide information about each material element of compensation that we pay or award to, or that is earned by: (i) the individual who served as our principal executive officer during fiscal 2015; (ii) the individuals who served as our principal financial officer during fiscal 2015; (iii) our three most highly compensated executive officers, other than the individuals who served as our principal executive officer or principal financial officer, who were serving as executive officers, as determined in accordance with the rules and regulations promulgated by the SEC, as of December 31, 2015, with compensation during fiscal year 2015 of $100,000 or more, and (iv) two additional individuals for whom disclosure would have been provided pursuant to clause (iii) but for the fact that such individuals were not serving as executive officers on December 31, 2015, or our named executive officers (“NEOs”), and to explain the numerical and related information contained in the tables presented elsewhere in this prospectus. For our 2015 fiscal year, our NEOs and the positions in which they served are:

•	Ron B. Hill, President, Chief Executive Officer (“CEO”) and Executive Chairman;
•	John A. Goodman, former Chief Strategy Officer (1);
•	Joy L. Brawner, Chief Financial Officer (“CFO”) (2);
•	Geoffrey W. Miller, former interim CFO (3);
•	Craig E. Holmes, former CFO (2);
•	Ernest J. Carey, Chief Operating Officer (“COO”)(3);
•	Cari T. Shyiak, former President of Professional Services (3);

(1)	Mr. Goodman resigned from his position as our Chief Strategy Officer effective March 5, 2015.
(2)

Mr. Holmes was appointed as our CFO and principal financial officer effective December 2, 2014. Effective March 13, 2015, Mr. Holmes resigned from his position as our CFO and principal financial officer.

(3)

Mr. Geoffrey Miller was appointed as interim CFO and principal financial officer effective March 13, 2015 and served until Joy L. Brawner was appointed as our CFO and principal financial officer effective October 8, 2015.

Mr. Shyiak served as our COO until December 2, 2014, when Mr. Carey was appointed as our COO and Mr. Shyiak was appointed as our President of Professional Services. Effective November 27, 2015, Mr. Shyiak retired from his position as President of Professional Services.

The following Compensation Discussion and Analysis should be read in conjunction with the “Summary Compensation Table” and related tables that are presented under the “Compensation Information” heading below.

Change in Officers During and After the 2015 Fiscal Year

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

Effective March 13, 2015, Mr. Holmes resigned from his position as our CFO. In connection with Mr. Holmes’ resignation, we appointed Geoffrey W. Miller to serve as our interim CFO, effective March 13, 2015. Mr. Miller served as our CFO and principal financial officer until the appointment of our permanent CFO, Joy Brawner, on October 8, 2015.

Effective November 27, 2015, Mr. Shyiak retired from his position as President of Professional Service.

Overview of Compensation Policies and Objectives

As a privately held company, we have not had a formal compensation committee and, instead, have been operating under the direction of our Board of Directors. When performing the functions of a typical compensation committee, the Board of Directors confers with our CEO, Ron B. Hill. The Board of Directors has historically made decisions in relation to the compensation of our CEO, and our CEO makes decisions in relation to the compensation of our other NEOs..

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

Compensation Decision-Making

Role of Our CEO in Compensation Decisions

During 2015, as a private company, our executive compensation program was overseen by our Board of Directors in consultation with our CEO and our Human Resources group. The Board of Directors conducted its own evaluation of the compensation our CEO, Ron B. Hill. The Board of Directors generally approves any changes to the base salary levels of our CEO and bonus opportunities, as well as other annual compensation components for all of our NEOs. Mr. Hill reviewed the compensation for all of our NEOs other than himself and Mr. Goodman and made compensation decisions or recommendations to the Board of Directors with respect to such persons.

Use of Peer Groups

Currently, we do not utilize consultants or specific peer groups in developing the compensation packages for our executive officers. However, we do utilize general industry survey data to benchmark our executive officers’ total cash compensation against companies of a similar size and scope. This data, coupled with input from our CEO and our Human Resources group, is used to establish our executive officers’ compensation packages. In the future, we may establish a compensation committee that will have the discretion to utilize consultants and/or more formal benchmarking and peer group analyses in determining and developing compensation packages for our executive officers; however, we do not currently have plans to establish such a committee.

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

Base Salary

The annual base salaries of our NEOs are set with the objective of attracting and retaining highly qualified individuals for the relevant positions and rewarding individual performance. When negotiating salary levels in connection with hiring an executive officer, and also when subsequently adjusting individual executive salary levels, we generally consider benchmarks of the range of market median salaries at similarly sized companies as reported by general industry survey data. Additionally, we consider the executive officer’s responsibilities, experience, potential and individual performance and contribution to our business. Finally, consideration is also given to other factors such as the unique skills of the executive officer, demand in the labor market and succession planning. None of these factors are subject to any specific performance targets or given a specific weighting in the compensation decision-making process. We do not engage consultants to conduct any salary surveys [or undertake any formal peer group analysis for purposes of determining the compensation of our NEOs.

We determined that the annual base salaries payable to our NEOs as of the end of each of the years ended December 31, 2014 and 2015 would be set as follows:

	Annual Base Salary as of December 31,
Name	2014		2015		Change
Ron B. Hill	$1,100,000		$1,100,000		$—
John A. Goodman	1,050,000		—		1,050,000
Joy L. Brawner	230,000		300,000		70,000
Geoffrey W. Miller	343,112	(1)	388,460	(1)	45,348
Craig E. Holmes	350,000		—		—
Ernest J. Carey	450,000		450,000		—
Cari T. Shyiak	450,000		450,000		—

(1)

Represents amount paid to Tatum (as defined below) for Mr. Miller’s services. See “Executive Compensation— Compensation Information—Narrative Disclosure Regarding Summary Compensation Table and Grants of Plan-Based Awards Table—Geoff Miller” for a description of the arrangement with Tatum.

Effective May 1, 2014, we made the following adjustments to the annual base salaries of our NEOs: we increased Ron B. Hill’s annual base salary from $650,000 to $1,000,000; we increased John A. Goodman’s annual base salary from $750,000 to $1,100,000; and we increased Cari T. Shyiak’s annual base salary from $400,000 to $450,000. The Company approved these base pay increases based on (i) a review of benchmarked salary survey data, (ii) the increased size and scope of the Company in 2014 as compared to 2013 and (iii) the effect of increased base pay as a retention tool. Additionally, effective September 6, 2014, we increased the annual base salary for Mr. Hill to $1,100,000 and changed the base salary for Mr. Goodman to $1,050,000. These changes were based solely on an evaluation of the annual base salaries of Messrs. Hill and Goodman conducted by the Board of Directors, pursuant to which it determined that Mr. Hill should receive base compensation in excess of Mr. Goodman due to Mr. Hill’s role as CEO.

In connection with Craig E. Holmes’ appointment as our CFO, effective December 2, 2014, and Ernest J. Carey’s appointment as our COO, effective December 8, 2014, we set the annual base salary of Mr. Holmes at $350,000 and the annual base salary of Mr. Carey at $450,000. In setting the compensation of Messrs. Holmes and Carey,  our CEO reviewed market data provided by our VP of Compensation related to executive officer compensation and considered the individual experience, expertise and strategic importance of each such executive to the future success of our business.

In connection with the appointment of Joy Brawner to the Chief Financial Officer position, the annual base salary of $300,000 was established. The compensation was set based on market data related to the chief financial officer compensation with other companies. Additionally consideration was given to the individual experience, expertise and strategic importance of the executive.

Bonus Plan

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

The table that follows sets forth the threshold, target and maximum incentive opportunities set for the NEOs for 2015. Following discussion with our CEO, our Board of Directors set the 2015 target EBITDA at $29.4 million and the 2015 target revenue at $844.0 million, such that the target incentive would be paid if we were to achieve 120% of the target EBITDA, or $35.3 million, and 90% of the target revenue, or $759.6 million. In setting these levels, the Board of Directors considered prior year actual revenue and actual EBITDA margin, projected revenue and an appropriate EBITDA margin.

Bonus Plan Performance Goals and Estimated Payouts

Fiscal Year 2015

Name	Base Salary	Threshold	Target	Maximum
Financial Measurements:
EBITDA		$29,400,000	$35,280,000	$41,160,000
Revenue		759,600,000	759,600,000	801,800,000
Ron B. Hill	$1,100,000	$440,000	$770,000	$1,100,000
% of base salary earned at each level		40%	70%	100%
John A. Goodman	1,050,000	420,000	770,000	1,050,000
% of base salary earned at each level		40%	70%	100%
Joy L. Brawner	300,000	105,000	150,000	210,000
% of base salary earned at each level		35%	50%	70%
Craig E. Holmes	350,000	—	—	—
% of base salary earned at each level		—	—	—
Ernest J. Carey	450,000	157,500	225,000	315,000
% of base salary earned at each level		35%	50%	70%

Cari T. Shyiak	450,000	157,500	225,000	315,000
% of base salary earned at each level		35%	50%	70%

During the year ended December 31, 2015, we met our target revenue at the maximum level or minimum threshold level of EBITDA. Based on the significant decrease in our EBITDA year over year and not meeting the threshold level for our target revenue, the Board of Directors did not approve a payout of any bonuses under the Bonus Plan to any of our NEOs  for the year ended 2015.

For the year ended December 31, 2015, we expect our NEOs to receive the following payments under the Bonus Plan:

Name	Cash Bonus
Ron B. Hill	$—
John A. Goodman	—
Joy L. Brawner	—
Craig E. Holmes	—
Ernest J. Carey	—

Cari T. Shyiak	—

For the year ended December 31, 2014, our NEOs received the following payments under the Bonus Plan:

Name	Cash Bonus
Ron B. Hill	$1,100,000
John A. Goodman	1,050,000
Craig E. Holmes	—
Ernest J. Carey	70,000
Cari T. Shyiak	225,000

During the year ended December 31, 2014, we met our target revenue at the maximum level but did not achieve the minimum threshold level of EBITDA. In our Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Form 10-K”), we reported that, based on the significant increase in our EBITDA over the prior year and our meeting the threshold level for our target revenue, the Board of Directors, in its sole discretion, approved a payout of bonuses at the target level to our NEOs that were employed with us for the 2014 year. In addition, the Board of Directors determined to waive the Target EBITDA metric at the maximum level for Mr. Goodman and Mr. Hill because of their collective business development contributions to our Company.

Annual Retention Bonuses.

Pursuant to their employment agreements, certain of our NEOs are entitled to an annual retention bonus up to a specified percentage of such executive officer’s salary. See “Executive Compensation—Compensation Information—Narrative Disclosure Regarding Summary Compensation Table and Grants of Plan-Based Awards Table” for a description of the employment agreements we have entered with each of our NEOs. The purpose of the annual retention bonuses is to incentivize such NEOs to continue their employment with us and to promote stability among our leadership team. Annual retention bonuses are paid on December 31st of each calendar year. For the year ended December 31, 2015, we awarded annual retention bonuses, grossed-up for the payment of taxes, to the following NEOs in the amounts listed below:

Name	% of Base Salary Earned	Annual Retention Bonus	Gross-Up	Total Annual Retention Bonus
Ron B. Hill	75%	$825,000	$596,189	$1,421,189
Ernest J. Carey	50%	225,000	166,416	391,416

Discretionary Bonuses.

In addition, we have historically awarded discretionary bonuses to our NEOs. In February 2015 we awarded John Goodman a discretionary bonus of $950,000 in respect to his contributions to business development.  For the year ended December 31, 2015, the Board of Directors did not award any discretionary cash bonuses to any other NEO.

Sign-On Bonuses.

From time to time, we may pay sign-on bonuses to aid in the recruitment of key employees. During 2014, in connection with the appointment of Mr. Holmes as our CFO and the appointment of Mr. Carey as our COO, we paid each of Messrs. Holmes and Carey a sign-on bonus of $80,000. We set these bonuses at a level to ensure that we attract highly skilled executives to the Company and to compensate executives for the lost value of their prior compensation arrangements with their former employers. There were no sign-on bonuses paid during the year ended December 31, 2015.

We believe that successful performance over the long term is aided by the use of equity-based awards, which create an ownership culture among our executive officers that provides an incentive to contribute to the continued growth and development of our business.

On December 29, 2008, we adopted the Goodman Networks Incorporated 2008 Long-Term Incentive Plan, or the 2008 Plan. The 2008 Plan is intended to enable us to remain competitive and innovative in our ability to attract, motivate, reward, and retain the services of key employees, key contractors and outside directors. The 2008 Plan allows for the grant of non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights and other awards that may be granted singly, in combination or in tandem. The 2008 Plan provides flexibility to our compensation methods in order to adapt the compensation of key employees and outside directors to a changing business environment. Subject to certain adjustments, the maximum number of shares of our common stock that may be delivered pursuant to awards under the 2008 Plan is 1,000,000 shares. As of March 30, 2016, 571,566 shares remain available for grant pursuant to awards under the 2008 Plan.

Awards under the 2008 Plan are administered by the Board of Directors. During 2014, in connection with the appointment of Craig Holmes as CFO and the appointment of Ernest Carey as COO, and subject to the approval of the Board of Directors, we agreed to award Mr. Holmes and Mr. Carey options representing the right to purchase 10,000 shares of common stock and 12,500 shares of common stock, respectively, at an exercise price equal to the fair market value of a share of common stock on the date of grant under the 2008 Plan. Pursuant to his  employment agreement, we issued Mr. Carey an option to purchase 12,500 shares of common stock under eth 2008 Plan at an exercise price per share equal to the fair market value of a share of our common stock on the date of grant, $71.28, during the year ended December 31, 2015Because Mr. Holmes resigned from his position as our CFO prior to the approval of an award of his options by our Board of Directors, no options were issued to Mr. Holmes.[On August 7, 2015, the Board of Directors awarded Mr. Hill an option to purchase 20,000 shares of our common stock at an exercise price per of the fair market value of a share on the date of grant, $71.28.

We also have awards outstanding under the Goodman Networks, Incorporated 2000 Equity Incentive Plan, or the 2000 Plan, which was adopted in October 2000 and expired in 2010. As of March 30, 2016, 70,899 shares may be issued pursuant to outstanding awards of stock options to employees and directors, but no additional grants may be made under the 2000 Plan.

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

During the year ended December 31, 2015, we entered into a separation and release agreement with Messrs. Goodman and Shyiak. The separation and release agreement generally provide such executives with additional severance benefits in exchange for, among other things, (i) the executive agreeing to extend the duration of their non-competition periods and (ii) executing a general release in our favor. For additional information regarding our separation and release agreements, see “Executive Compensation—Compensation Information—Narrative Disclosure Regarding Summary Compensation Table and Grants of Plan-Based Awards Table.”

Perquisites

We also compensate our NEOs with perquisites, which we provide to offer additional incentives for our executives to continue their employment with us and to remain competitive in the general marketplace for executive talent.  In accordance with our view that our executive officers are critical to our performance, we paid for health and country club membership dues during 2015 for Messrs. Hill, Goodman, Carey and Shyiak to help maintain the health and fitness of such executives. Additionally, we paid for financial planning services for each of Messrs. Hill, Goodman, Carey and Shyiak which we believe enabled such executives to perform their job responsibilities with fewer distractions. Effective March 20, 2016, we have eliminated the above perquisites.  In order to ensure that we maintain key employees, we sponsor an executive relocation policy and we typically reimburse NEOs who are required to relocate in connection their employment with us, although we did not pay any such relocation benefits to our NEOs during 2015.

Historically, pursuant to our employment agreements, it has been our policy to provide such executives with leased automobiles for their business and personal use. During 2014, we discontinued this policy and bought out the leases of these automobiles and transferred the respective titles of such automobiles to such executives. No automobile fees were paid during 2015 to our NEOs.

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
Larry J. Haynes

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

Summary Compensation Table

Fiscal Year 2015

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards (1) ($)		Option Awards (1) ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Ron B. Hill (President, CEO and Executive Chairman)	2015	$1,145,095		$825,000	(2)			$722,762			$$623,177	(3)	$$3,316,034
	2014	1,031,015	(4)	1,925,000	(5)	—		—	—	—	779,877	(6)	3,735,892
	2013	652,500		942,500	(7)	$2,481,000	(8)	2,314,478	—	—	2,210,343		8,600,821

Joy L. Brawner (CFO) (9)	2015	267,605		—		—		—	—	—	—		267,605

Craig E. Holmes (Former CFO) (10)	2015	94,231		—		—		—	—	—	—		94,231
	2014	30,962		80,000	(11)	—		—	—	—	—		110,962

Geoffrey Miller (Former interim CFO) (12)	2015	388,460	(13)	—		—		—	—	—	—		388,460
	2014	343,112	(13)	100,000		—		—	—	—	—		443,112
Ernest J. Carey (COO) (14)
	2015	468,441		225,000	(15)			504,810	—	—	190,082	(16)	1,388,333
	2014	31,154		80,000	(17)	—		—	—	—	—		111,154

	2015	427,524		—		—		—	—	—	74,135	(19)	501,659
Cari T. Shyiak (Former President of Professional Services) (18)	2014	439,423		225,000	(20)	—		—	—	—	258,452	(21)	922,875
	2013	345,722		400,000	(22)	—		841,628	—	—	824,498		2,411,848

John A. Goodman (Former Chief Strategy Officer) (23)	2015	323,662		950,000		—		—	—	—	1,120,322	(24)	$2,393,984
	2014	1,002,115		1,875,000	(25)	—		—	—	—	831,370	(26)	3,708,485
	2013	752,885		1,087,500	(27)	—		2,314,478	—	—	515,127		4,669,990

(1)

In accordance with SEC rules, this column reflects the aggregate fair value of the stock awards and option awards granted during the respective fiscal year computed as of their respective grant dates in accordance with Financial Accounting Standard Board Accounting Standards Codification Topic 718 for stock-based compensation transactions (ASC 718). Assumptions used in the calculation of these amounts are included in Note 10 to our consolidated financial statements for the year ended December 31, 2015, included elsewhere in this Annual Report on Form 10-K. These amounts do not reflect the actual economic value that will be realized by the NEO upon the vesting of the stock awards or option awards, the exercise of the option awards, or the sale of the common stock underlying such stock awards and option awards.

(2)	Represents a retention bonus of $825,000 paid pursuant to Mr. Hill’s employment agreement.
(3)

Includes premiums paid for medical, dental and vision insurance; health and country club dues paid; payments for a financial planner; and gross-ups for the payment of taxes in the aggregate amount of $605,433 on each of the foregoing and his retention bonus.

(4)	Includes a cash payment of $81,400 in lieu of the Company leasing a second automobile for Mr. Hill’s use for which he was otherwise entitled pursuant to his employment agreement.
(5)	Represents a retention bonus of $825,000 paid pursuant to his employment agreement and a bonus of $1,100,000 awarded pursuant to the Bonus Plan paid in 2014 in respect of his performance during 2013.
(6)

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
(7)	Represents a retention bonus of $487,500 paid pursuant to his employment agreement and a bonus of $455,000 awarded pursuant to the Bonus Plan in March 2014 in respect of his performance during 2013.
(8)	Represents the grant date fair value of 30,000 shares of stock, based upon a stock price of $82.70 per share, the appraised value of our common stock.
(9)	Ms. Brawner was appointed CFO in October 2015.

(10)      Mr. Holmes resigned from his position as our CFO effective March 13, 2015.

(11)	Represents a sign-on bonus.
(12)

Mr. Miller served as our interim CFO until Mr. Holmes was appointed as our CFO effective December 2, 2014. Effective March 13, 2015, Mr. Holmes resigned from his position as our CFO and we reappointed Mr. Miller as our interim CFO.

(13)

Represents amounts paid by us to SFN Professional Services d/b/a Tatum, or Tatum for Mr. Miller’s services. Pursuant to our services agreement with Tatum, we paid Tatum $300 an hour for Mr. Miller’s service until February 26, 2015 and $250 per hour thereafter.

(14)	Mr. Carey began serving as our COO effective December 8, 2014.
(15)	Represents a retention bonus of $225,000 awarded pursuant to his employment agreement.
(16)

Includes premiums paid for medical, dental and vision insurance; health and country club dues paid; payments for a financial planner; and gross-ups for the payment of taxes in the aggregate amount of $176,344 on each of the foregoing and his retention bonus.

(17)	Represents a sign-on bonus.
(18)

Mr. Shyiak served as our COO from February 18, 2013 until December 8, 2014, at which time he began serving as our President of Professional Services as a result of Mr. Carey’s appointment as our COO. Mr. Shyiak’s primary duties were transitioned as a result of Mr. Carey’s appointment. Effective November 27, 2015, Mr. Shyiak retired from his position as President of Professional Services.

(19)

Includes premiums paid for medical, dental and vision insurance; health and country club dues paid; payments for a financial planner; gross-ups for the payment of taxes in the aggregate amount of $6,716 on each of the foregoing; and severance payments in the amount of $58,125.

(20)	Represents a bonus awarded pursuant to the Bonus Plan paid in 2015 in respect to his performance during 2014.
(21)

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

(22)

Represents a retention bonus in the amount of $200,000 paid in October 2013 pursuant to his employment agreement and a bonus of $200,000 awarded pursuant to the Bonus Plan in March 2014 in respect of his performance during 2013.

(23)

Mr. Goodman served as our CEO until January 23, 2012, when Mr. Goodman was appointed as our Executive Chairman. Mr. Goodman served as our principal executive officer until April 11, 2014, after which we served as our Chief Strategy Officer. Effective March 5, 2015, we entered into a separation and release agreement whereby we ended our employment relationship with Mr. Goodman as of February 15, 2015.

(24)	Includes COBRA premiums paid for medical, dental and vision insurance; health and country club dues paid; director fees in the amount of $93,500; and severance payments in the amount of $1,003,054.
(25)

Represents (i) a retention bonus of $825,000 paid pursuant to his employment agreement, (ii) a bonus of $1,050,000 awarded pursuant to the Bonus Plan in February 2015 in respect of his performance during 2014.

(26)

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

(27)	Represents a retention bonus of $562,500 paid pursuant to his employment agreement and a bonus of $525,000 awarded pursuant to the Bonus Plan in March 2014 in respect of his performance during 2013.

Grant of Plan-Based Awards

The following table sets forth each plan-based award granted to our NEOs during the year ended December 31, 2015.

Grants of Plan-Based Awards Table

Fiscal Year 2015

	Estimated Future Payouts Under Non-Equity Incentive Plan Awards
Name	Threshold	Target	Maximum
Ron B. Hill	$440,000	$770,000	$1,100,000
Ernest J. Carey	157,500	225,000	315,000
Joy L. Brawner	105,000	150,000	210,000
Geoffrey Miller	—	—	—
Craig E. Holmes	—	—	—
Cari T. Shyiak	157,500	225,000	315,000
John A. Goodman	420,000	735,000	1,050,000

Narrative Disclosure Regarding Summary Compensation Table and Grants of Plan-Based Awards Table.

We have entered into employment agreements with each of our NEOs, other than Mr. Miller, and we entered into an interim services agreement with Tatum for Mr. Miller’s services. A description of each of these agreements follows.

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

Joy L. Brawner

On October 8, 2015, we entered into an employment agreement with Joy L. Brawner. Ms. Brawner’s employment agreement provides for an initial one (1) year term and automatically renews thereafter for successive one (1) year terms, unless either party provides notice to the other at least thirty (30) days’ prior to the expiration of the original or any successive term that the agreement is not to be renewed. Ms. Brawner’s current base salary is $300,000 and is subject to increase at the discretion of our CEO or the Board of Directors. Ms. Brawner’s employment agreement also provides that Ms. Brawner is entitled to receive benefits under our Executive Benefit Plan and cash bonuses under our Bonus Plan.

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

Cari T. Shyiak

We entered into an employment agreement with Mr. Shyiak on February 18, 2013. Mr. Shyiak’s employment agreement provided for a three (3) year term and automatic renewals thereafter for successive one (1) year terms, unless earlier terminated. Mr. Shyiak’s base salary during 2015 was $450,000 and was subject to increase at the discretion of our CEO. Mr. Shyiak’s employment agreement also provided that Mr. Shyiak is entitled to receive benefits under our Executive Benefit Plan, cash bonuses under our Bonus Plan and an annual retention bonus equal to 50% of his base salary, grossed-up for the payment of taxes. Effective November 27, 2015, Mr. Shyiak retired from his position as President of Professional Services. We entered into a Separation Agreement with Mr. Shyiak on November 27, 2015, pursuant to which we resolved all matters related to his employment, we agreed to pay Mr. Shyiak cash severance payments totaling eighteen (18) months of base salary, and he granted a general release in favor of the Company.

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

Outstanding Equity Awards at Fiscal Year End

The following table summarizes the total outstanding equity awards as of December 31, 2015, for each NEO.

Outstanding Equity Awards at Fiscal Year End

Fiscal Year 2015

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Ron B. Hill	34,399	(1)	—	$9.16	07/31/2018
	55,000	(2)	—	82.70	02/12/2023
	20,000	(5)	—	71.28	8/7/2025

Joy L. Brawner	5,000	(6)	—	104.89	8/13/2014

Ernest J. Carey	12,500	(7)	—	71.28	8/25/2025

Cari T. Shyiak	20,000	(4)	—	26.12	05/17/2020
	20,000	(2)	—	82.70	02/12/2023

John A. Goodman	60,000	(3)	—	26.12	06/24/2019
	55,000	(2)	—	82.70	02/12/2023

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

(5)	Options were granted on August 7, 2015. These options were vested in upon the date of grant and are fully exercisable upon the date of grant.
(6)

Options were granted on August 13, 2014. These options are fully exercisable, however the shares underlying the options vest in three equal installments beginning on the first anniversary of the date of grant.

(7)

Options were granted on August 25, 2015. These options are fully exercisable, however the shares underlying the options vest in three equal installments beginning on the first anniversary of the date of grant.

Option Exercises and Stock Vested in 2015

None of our NEOs exercised any stock options or had a stock award vest during the fiscal year ended December 31, 2015.

Pension Benefits

As of December 31, 2015, we did not have any plan that provided for payments or other benefits at, following, or in connection with retirement of any of our NEOs.

Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans

As of December 31, 2015, we did not have any defined contribution or other plan that provided for the deferral of compensation of any of our NEOs on a basis that is not tax-qualified.

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

Upon a termination of the employee by the Company without “cause,” by the employee for “good reason” or upon a “change of control,” Mr. Hill would be owed thirty-six (36) months’ base salary, Mr. Shyiak, assuming he was still employed with us, would be owed the base salary for the remainder of the term of his employment agreement, but in any case, no less than eighteen (18) months’ base salary, Mr. Holmes, assuming he was still employed by us, would be owed twelve (12) months’ base salary and Ms. Brawner and Mr. Carey would be owed six (6) months’ base salary. Further, Mr. Hill would be owed his retention bonuses, and each of our NEOs, other than Mr. Miller, would be owed a bonus under the Bonus Plan, with any such retention bonuses or bonuses under the Bonus Plan prorated for the number of days elapsed during the current year upon termination by us without “cause,” by the employee for “good reason” upon a “change of control” or upon death, assuming such NEO was employed by us at the time of termination. However, such bonus is only owed to Messrs. Brawner, Carey or Shyiak, assuming he was still employed with us, if termination occurs on or after April 1.

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

For purposes of termination payments based upon termination by the Company without cause, “cause” is defined in Ms. Brawner’s and Messrsr.  Holmes’ Carey’s and Shyiak’s respective employment agreements as any of the following:

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

For purposes of termination payments based upon termination by the employee for good reason, “good reason” is generally defined in Mr. Hill’s employment agreement as any of the following:

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

For purposes of termination payments based upon termination by the employee for good reason, “good reason” is generally defined in Ms. Brawner’s and Messr. Holmes’, Carey’s and Shyiak’s respective employment agreements as any of the following:

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

The following table estimates the payments and benefits that would be paid to each NEO that is currently employed by us under each element of our compensation program assuming that such NEO’s employment agreement was in effect as of December 31, 2015 and was terminated on December 31, 2015, the last day of our 2015 fiscal year. In the case of accelerated stock options, such amounts were based on the difference between the fair market value of a share of our common stock on the date of grant and an estimate of the fair market value of our common stock of $71.28 per share as of December 31, 2015. The amounts in the following table are calculated as of December 31, 2015 pursuant to SEC rules and are not intended to reflect actual payments that may be made. Actual payments that may be made will be based on the dates and circumstances of the applicable event.

Named Executive Officer	Category of Payment	Termination upon Non- Renewal by the Company	Termination Without Cause or Termination by the Employee for Good Reason		Termination Due to Death	Termination Upon Change of Control
Ron B. Hill	Cash Severance(1) (2)	—	$3,300,000	(3)	—	$3,300,000	(3)
	Accrued Bonus (4) (5)	—	—		—	—
	Vesting Options	—	—		—	771,495
	Total:	—	$3,300,000		—	$4,071,495
Ernest J. Carey	Cash Severance(1) (6)	—	$225,000	(7)	—	$225,000	(7)
	Accrued Bonus (4)	—	—		—	—
	Vesting Options	—	—		—	353,862
	Total:	—	$225,000		—	$578,862
Joy L. Brawner	Cash Severance(1) (6)	—	$150,000	(7)	—	$150,000	(7)
	Accrued Bonus (4)	—	—		—	—
	Vesting Options	—	—		—	95,135
	Total:	—	$150,000		—	$245,135

(1)	Excludes (i) earned but unpaid base salary earned through the termination date and (ii) any unreimbursed business expenses through the termination date.
(2)	The first $1,000,000 is payable in four (4) equal quarterly payments. The remaining amount is payable in nine (9) equal monthly payments after the initial $1,000,000 is paid.
(3)	Represents thirty-six (36) months’ base salary.
(4)

Under their respective employment agreements, in the event of a termination, Messrs. Hill, Carey and Brawner are generally entitled to their respective bonuses payable pursuant to the Bonus Plan. However, we did not achieve the minimum criteria necessary to pay bonuses under the Bonus Plan for the year ended December 31, 2015. Accordingly, in the event of a termination, such executives would not be entitled to receive a bonus under the Bonus Plan for 2015 except in the discretion of the Board of Directors.

(5)

Excludes annual retention bonuses paid to Mr. Hill on December 31, 2015. Pursuant to his employment agreement, Mr. Hill would be entitled to a prorated portion of such bonus upon a termination occurring at any time in the year earlier than December 31, 2015.

(6)	Payable according to the Company’s normal payroll practices, beginning on the first payroll date following the sixtieth (60th) day after termination.
(7)	Represents six (6) months’ base salary.

During the year ended December 31, 2015, Mr. Holmes resigned his positions without “good reason”. Pursuant to his employment agreement, following a resignation without “good reason” and under the circumstances, Mr. Holmes was entitled to his earned base salary and any unreimbursed business expenses through the effective date of his resignations.

During the year ended December 31, 2015, we entered into separation and release agreement with Mr. Shyiak pursuant to which we ended our employment relationship with such executive. For additional information regarding our separation and release agreement with Mr. Shyiak, see “Executive Compensation—Compensation Information—Narrative Disclosure Regarding Summary Compensation Table and Grants of Plan-Based Awards Table.”

During the year ended December 31, 2014 and the first quarter of 2015, we entered into separation and release agreements with Mr. Goodman pursuant to which we ended our employment relationship with such executive. For additional information regarding our separation and release agreement with Mr. Goodman, see “Executive Compensation—Compensation Information—Narrative Disclosure Regarding Summary Compensation Table and Grants of Plan-Based Awards Table.”

Compensation of Directors

Compensation of Directors Table

Fiscal Year 2015

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Ron B. Hill	—	—	—	—	—	—	—
John A. Goodman (1)	$131,000	—	—	—	—	—	$131,000
J. Samuel Crowley	181,000	—	42,736	—	—	—	223,736
Steven L. Elfman	154,500	—	42,736	—	—	—	197,236
Larry J. Haynes	161,000	—	42,736	—	—	—	203,736

(1)Mr. Goodman was an executive officer of our Company until March 5, 2015, at which point he began receiving compensation as an non-employee director. On March 28, 2014, the Board of Directors adopted a policy for compensation of non-employee directors. Under this policy, each non-employee director receives an annual cash retainer of $140,000, $2,500 for each in-person Board of Directors meeting attended, $500 for any such meeting attended remotely and reimbursement for out of pocket expenses. Prior to the adoption of this policy, none of our directors, including employee directors, received any compensation from us for their service on the Board of Directors.

Each member of our Board of Directors is indemnified for his actions associated with being a director to the fullest extent permitted under Texas law.

In addition, we have entered into indemnification agreements with each of our executive officers and directors. The indemnification agreements provide the executive officers and directors with contractual rights to indemnification, expense advancement and reimbursement, to the fullest extent permitted under Texas law.

Compensation Committee Interlocks and Insider Participation

During 2015, the Company did not have a compensation committee or any other committee performing equivalent functions of a compensation committee, and each member of the Board of Directors participated in deliberations concerning executive officer compensation. Additionally, each member of the Board of Directors was employed by the Company at the time of such member’s service on the Board of Directors, except for Messrs. Crowley, Elfman and Haynes.

As of December 31, 2015, none of our executive officers served as a member of the board of directors or compensation committee of another entity that has an executive officer who served on our Board of Directors. In addition, as of such date, no member of our Board of Directors serves as an executive officer of a company in which one of our executive officers served as a member of the board of directors or compensation committee of that company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table and accompanying footnotes set forth as of March 30, 2016, certain information regarding the beneficial ownership of the shares of our common stock by: (i) each of our named executive officers with respect to the year ended December 31, 2015 and each member of our Board of Directors; (ii) all of our directors and executive officers as a group and (iii) each person who is known by us to own beneficially more than five percent (5%) of each class of equity securities. Except as otherwise indicated, the beneficial owners listed in the table below have sole voting and investment powers with respect to the shares indicated, and the address for each beneficial owner is c/o Goodman Networks Incorporated, 2801 Network Boulevard, Suite 300, Frisco, Texas 75034. The applicable percentage ownership is based on 912,754 shares of our common stock issued as of March 30, 2016.

Name of Beneficial Owner	Common Stock Beneficially Owned (1)
	Shares		%
Named Executive Officers and Directors:
Joy L. Brawner	5,000	(2)	*
Ernest J. Carey	12,500	(3)	1.4%
J. Samuel Crowley	—		—
Steven L. Elfman	—		—
John A. Goodman	420,636	(4)	40.9%
Larry J. Haynes	—		—
Ron B. Hill	169,399	(5)	16.6%
Craig E. Holmes	—		—
Geoffrey W. Miller	—		—
Cari T. Shyiak	40,000	(6)	4.2%
Executive officers and directors as a group (8 persons)	647,535		54.2%
5% Shareholders:
Alcatel-Lucent USA Inc.	47,528	(7)	5.2%
James Goodman	105,346	(8)	11.5%
Jason Goodman	173,650	(9)	18.2%
John Andrew Goodman 2012 Family Trust	50,000	(10)	5.5%
Jonathan Goodman	132,429	(9)	13.9%
Joseph Goodman	115,050	(9)	12.1%
Jimmy D. Hulett, Jr.	45,574	(11)	5.0%
James Jones	58,119	(12)	6.4%
Jacob Soni	65,881	(13)	7.2%

*Less than 1%.

(1)

Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 under the Exchange Act, and is not necessarily indicative of beneficial ownership for any other purpose. The number of shares of common stock shown as beneficially owned includes shares of common stock issuable upon the exercise of options that are vested or that will become exercisable within 60 days of March 30, 2016. Shares of common stock issuable upon the exercise of options that are vested that will become exercisable within 60 days after March 30, 2016 are deemed outstanding for computing the percentage of the person or entity holding such securities but are not deemed outstanding for computing the percentage of any other person or entity.

(2)

Includes 5,000 shares of common stock issuable upon the exercise of an option. Pursuant to the terms of the option to purchase 5,000 of such shares, following exercise, Ms. Brawner would have the right to vote such shares but could only dispose of such shares to the extent they have vested.

(3)

Includes 12,500 shares of common stock issuable upon the exercise of an option. Pursuant to the terms of the option to purchase 12,500 of such shares, following exercise, Mr. Carey would have the right to vote such shares but could only dispose of such shares to the extent they have vested.

(4)

Includes 115,000 shares of common stock issuable upon the exercise of options. Pursuant to the terms of his option to purchase 55,000 of such shares, following exercise, Mr. John Goodman would have the right to vote such shares but could only dispose of such shares to the extent they have vested. Also includes 176,621 shares of common stock over which Mr. John Goodman has limited voting power pursuant to proxy and voting agreements. Also includes 14,119 shares of common stock pledged by Mr. John Goodman as security.

(5)

Includes 109,399 shares of common stock issuable upon the exercise of options. Pursuant to the terms of his options to purchase 75,000 of such shares, following exercises, Mr. Hill would have the right to vote such shares but could only dispose of such shares to the extent they have vested.

(6)

Includes 40,000 shares of common stock issuable upon the exercise of options. Pursuant to the terms of the options to purchase 40,000 of such shares, following exercise, Mr. Shyiak would have the right to vote such shares but could only dispose of such shares to the extent they have vested.

(7)

Alcatel-Lucent USA Inc. has sole voting and dispositive power over 47,528 shares of common stock. The business address for Alcatel-Lucent USA Inc. is 600 Mountain Avenue, Murray Hill, New Jersey 07974.

(8)	Includes 84,378 shares of common stock pledged by Mr. James Goodman as security.
(9)

Includes 40,000 shares issuable upon the exercise of an option. Pursuant to the terms of the option to purchase 40,000 of such shares, following exercise, the option holder would have the right to vote such shares but could only dispose of such shares to the extent they have vested.

(10)

Jacob Soni is the sole trustee of the John Andrew Goodman 2012 Family Trust and may be deemed to possess sole investment and dispositive power over the shares held by the trust. Such securities are also separately reported on this table as being beneficially owned by Jacob Soni.  The business address for the John Andrew Goodman 2012 Family Trust is 1008 Middle Creek Rd, Fredericksburg, TX 78624.

(11)

Includes 2,500 shares of common stock issuable upon the exercise of an option. Pursuant to the terms of such option, following exercise, Mr. Hulett would have the right to vote such shares but could only dispose of such shares to the extent that they have vested. Also includes 18,137 shares of common stock held by the 2012 Joseph Mark Goodman Family Trust and 18,137 shares of common stock held by Gabriela Sutto Goodman Family Trust. Mr. Hulett is the sole trustee of each of such trusts and may be deemed to possess sole investment and dispositive power over the shares held by each of such trusts.

(12)

Comprised of 22,000 shares of common stock held by the 2012 Jonathan Edward Goodman Family Trust, 14,119 shares of common stock held by the Jonathan Edward Goodman 2012 Grantor Retained Annuity Trust and 22,000 shares of common stock held by the Tracy Jones Goodman Family Trust. Mr. Jones is the sole trustee of each of such trusts and may be deemed to possess sole investment and dispositive power over the shares held by each of such trusts. The business address for Mr. Jones is 25 Stirrup Drive, Belton, Texas 76513.

(13)

Comprised of 15,881 shares of common stock held by the Cayenne Soni Goodman Family Trust and 50,000 shares of common stock held by the John Andrew Goodman 2012 Family Trust. Mr. Soni is the sole trustee of each of such trusts and may be deemed to possess sole investment and dispositive power over the shares held by each of such trusts. The shares of common stock held by the John Andrew Goodman 2012 Family Trust are also separately reported on this table as being beneficially owned by the John Andrew Goodman 2012 Family Trust. The business address for Mr. Soni is 1008 Middle Creek, Fredericksburg, Texas 78624.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Persons

The following persons and entities had an interest in a transaction or series of transactions described herein.

Alcatel-Lucent USA Inc. Following the repurchases of our common stock on June 23, 2011, Alcatel-Lucent became the beneficial owner of over 5% of our common stock. As of March 30, 2016, Alcatel-Lucent beneficially owned 47,528 shares, or 5.2% of our common stock.

Goodman Brothers. Messrs. John Goodman, James Goodman, Jason Goodman, Jonathan Goodman and Joseph Goodman are brothers.

•	John Goodman. Mr. John Goodman is a Director and holds more than 5% of our outstanding shares.
•	James Goodman. Mr. James Goodman holds more than 5% of our outstanding shares.
•	Jason Goodman. Mr. Jason Goodman holds more than 5% of our outstanding shares.
•	Jonathan Goodman. Mr. Jonathan Goodman holds more than 5% of our outstanding shares.
•	Joseph Goodman. Mr. Joseph Goodman holds more than 5% of our outstanding shares.

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

Advances

In 2011 the Company advanced $55,018 in a non-interest receivable to Mr. James Goodman. Mr. James Goodman is repaying the advance at a rate of $200 a month through payroll deductions approximately $43,000 of the non-interest bearing advance was outstanding as of March 30, 2016.

Employment Agreements

We had employment agreements with each of James Goodman, Jason Goodman, Joseph Goodman and Jonathan Goodman during the year ended December 31, 2015.

James Goodman. Until Mr. James Goodman’s termination for cause in March 2016, we paid him a base salary of $225,000. We also paid Mr. James Goodman a bonus of $100,000 with respect to his performance during the year ended December 31, 2015. Mr. James Goodman was previously party to an employment agreement with us that expired on December 31, 2010.

Jason Goodman. Effective October 16, 2012, we amended and restated Mr. Jason Goodman’s employment agreement. The amended and restated employment agreement provided for a three (3) year term and a base salary of $225,000, subject to increase at the discretion of the Board of Directors. The amendment also provided that the severance to which Mr. Jason Goodman would be entitled to if terminated by us without cause, by Mr. Jason Goodman with good reason or upon a change of control would be $450,000. Mr. Jason Goodman’s agreement also provided for a “Real Estate Keep Whole” benefit, which provided that Mr. Jason Goodman had the right to receive a payment to compensate him for the difference, if any, between the original purchase price of his primary residence and its depreciated fair market value upon the earlier of: (i) the third anniversary of the amendment and (ii) his termination by us without cause. The amended and restated employment agreement also required us to transfer to Mr. Jason Goodman title to the vehicle we are currently leasing for him on the earliest of: (i) the date that is 36 months from the start of the lease; (ii) within 45 days after his employment is terminated without cause or by him for good reason; and (iii) within 60 days of a change of control. The amended and restated employment agreement also entitled him to benefits under our Executive Benefit Plan and cash bonuses under our Executive Management Bonus Plan and an annual retention bonus equal to 75% of his base salary and grossed up for any federal, state, and local income and employment taxes. Effective May 1, 2014, Mr. Jason Goodman’s base salary was increased to $397,500.

We also granted Mr. Jason Goodman an option to purchase 40,000 shares at an exercise price equal to the fair market value per share on the date of the grant pursuant to the amended and restated employment agreement amendment. The shares underlying the options vest in three equal annual installments beginning on the first anniversary of the date of grant.

Effective February 12, 2013, we amended and restated Mr. Jason Goodman’s amended and restated employment agreement. The new amended and restated employment agreement amended his employment agreement to provide for a three-year vesting schedule for his stock option and to conform to Section 409A of the Code.

Effective April 11, 2014, we amended his employment agreement to provide for an annual equity award in an amount to be determined by the Board of Directors.

Joseph Goodman. Effective October 16, 2012, we amended and restated Mr. Joseph Goodman’s employment agreement. The amended and restated employment agreement provided for a three (3) year term and a base salary of $225,000, subject to increase at the discretion of the Board of Directors. The amendment also provided that the severance to which Mr. Joseph Goodman would be entitled to if terminated by us without cause, by Mr. Joseph Goodman with good reason or upon a change of control would be $450,000. Mr. Joseph Goodman’s agreement also provided for a “Real Estate Keep Whole” benefit, which provided that Mr. Joseph Goodman had the right to receive a payment to compensate him for the difference, if any, between the original purchase price of his primary residence and its depreciated fair market value upon the earlier of: (i) the third anniversary of the amendment and (ii) his termination by us without cause. The amended and restated employment agreement also required us to transfer to Mr. Joseph Goodman title to the vehicle we are currently leasing for him on the earliest of: (i) the date that is 36 months from the start of the lease; (ii) within 45 days after his employment is terminated without cause or by him for good reason; and (iii) within 60 days of a change of control. The amended and restated employment agreement also entitled him to benefits under our Executive Benefit Plan and cash bonuses under our Executive Management Bonus Plan and an annual retention bonus equal to 75% of his base salary and grossed up for any federal, state, and local income and employment taxes. Effective May 1, 2014, Mr. Joseph Goodman’s base salary was increased to $397,500.

We also granted Mr. Joseph Goodman an option to purchase 40,000 shares at an exercise price equal to the fair market value per share on the date of the grant pursuant to the amended and restated employment agreement amendment. The shares underlying the options vest in three equal annual installments beginning on the first anniversary of the date of grant.

Effective February 12, 2013, we amended and restated Mr. Joseph Goodman’s amended and restated employment agreement. The new amended and restated employment agreement amended his employment agreement to provide for a three-year vesting schedule for his stock option and to conform to Section 409A of the Code.

Effective April 11, 2014, we amended his employment agreement to provide for an annual equity award in an amount to be determined by the Board of Directors.

Jonathan Goodman. Effective October 16, 2012, we amended and restated Mr. Jonathan Goodman’s employment agreement. The amended and restated employment agreement provided for a three (3) year term and a base salary of $225,000, subject to increase at the discretion of the Board of Directors. The amendment also provided that the severance to which Mr. Jonathan Goodman would be entitled to if terminated by us without cause, by Mr. Jonathan Goodman with good reason or upon a change of control would be $450,000. Mr. Jonathan Goodman’s agreement also provided for a “Real Estate Keep Whole” benefit, which provided that Mr. Jonathan Goodman has the right to receive a payment to compensate him for the difference, if any, between the original purchase price of his primary residence and its depreciated fair market value upon the earlier of: (i) the third anniversary of the amendment and (ii) his termination by us without cause. The amended and restated employment agreement also required us to transfer to Mr. Jonathan Goodman title to the vehicle we are currently leasing for him on the earliest of: (i) the date that is 36 months from the start of the lease; (ii) within 45 days after his employment is terminated without cause or by him for good reason; and (iii) within 60 days of a change of control. The amended and restated employment agreement also entitled him to benefits under our Executive Benefit Plan and cash bonuses under our Executive Management Bonus Plan and an annual retention bonus equal to 75% of his base salary and grossed up for any federal, state, and local income and employment taxes. Effective May 1, 2014, Mr. Jonathan Goodman’s base salary was increased to $397,500.

We also granted Mr. Jonathan Goodman an option to purchase 40,000 shares at an exercise price equal to the fair market value per share on the date of the grant pursuant to the amended and restated employment agreement amendment. The shares underlying the options vest in three equal annual installments beginning on the first anniversary of the date of grant.

Effective February 12, 2013, we amended and restated Mr. Jonathan Goodman’s amended and restated employment agreement. The new amended and restated employment agreement amended his employment agreement to provide for a three-year vesting schedule for his stock option and to conform to Section 409A of the Code.

Effective April 11, 2014, we amended his employment agreement to provide for an annual equity award in an amount to be determined by the Board of Directors.

Separation Agreement

On January 15, 2015, the Company entered into a Separation Agreement and General Release with Mr. Joseph Goodman, effective as of January 23, 2015, under which the Company resolved all matters related to Mr. Joseph Goodman’s separation from employment with the Company without cause, effective as of December 31, 2014, including all matters arising under his amended and restated employment agreement. Mr. Joseph Goodman is the beneficial owner of approximately 12.1% of the Company’s common stock as of March 30, 2016 and most recently served as the Company’s Vice President of Staffing, Real Estate and Travel.

Pursuant to the agreement, Mr. Joseph Goodman received a payment of $350,000 as a management bonus under the Bonus Plan that Mr. Joseph Goodman earned in respect of his performance during 2014 and a payment of $298,125 as the retention bonus owed under his employment agreement for the 2014 fiscal year. Mr. Joseph Goodman is also entitled to severance of, among other things, thirty-six (36) months of his base salary, payable bi-weekly pursuant to the Company’s standard payroll practices. Mr. Joseph Goodman also agreed to extend the duration of his employment agreement’s non-competition period and granted a general release in our favor.

Other Related Party Transactions

We use a ranch owned by Goodman Brothers, LP to entertain employees and customers. Effective May 30, 2012, we entered into a five-year lease with Goodman Brothers, LP for the lease of the ranch. Pursuant to the lease, we pay a base rent of $156,000 per year. Prior to entering the lease agreement, we paid Goodman Brothers, LP on an event basis for the use of the ranch. For the years ended December 31, 2015, 2014 and 2013, we paid an aggregate of $156,000, $156,000 and $169,000 to Goodman Brothers, LP for the use of the ranch, respectively.

During the year ended December 31, 2011, PNC Bank issued a $4.0 million letter of credit for the Company’s account as a credit enhancement for a new letter of intent concerning Genesis Networks Integration Services, LLC, a company substantially owned by James Goodman (“Genesis Networks”). In the event of default on the line of credit by Genesis Networks, we would have the option to enter into a note purchase agreement with the lender or to permit a drawing on the letter of credit in an amount not to exceed the amount by which the outstanding obligation exceeds the value of Genesis Networks’ collateral securing the line of credit, but in no event more than $4.0 million. The letter of credit was originally due to expire on July 17, 2012; however we amended the letter of credit to extend the guarantee until July 2013. Prior to the expiration, the letter of credit was amended to extend the guarantee of Genesis Networks’ line of credit until July 2014. Our exposure with respect to the letter of credit is supported by a reimbursement agreement from Genesis Networks, secured by a first priority pledge of certain assets and stock of Genesis Networks.

The Company and Genesis Networks negotiated an arrangement during the third quarter of 2014, whereby the Company agreed not to pursue any pledged collateral for a period of time not extending beyond May 5, 2016 (the “Forbearance Period”) in the event the line of credit is drawn upon in exchange for Genesis Networks’ pledge to the Company of 15,625 shares of the Company’s common stock.  In addition, the Company agreed to discharge and deem paid-in-full all obligations of Genesis Network to the Company if on or prior to the end of the Forbearance Period, a cash payment to the Company was made in the amount of $1.5  million plus interest at a rate of 2.0% per annum from September 25, 2014. Pursuant to the agreement the Company agreed to instruct the lender to draw on the letter of credit. As a result of the agreement reached in the third quarter of 2014, the Company recorded other income of $1.5 million in the consolidated statements of operations and comprehensive loss and recorded the pledged stock as additional paid-in capital in the consolidated balance sheet.

On January 16, 2015, the letter of credit was cancelled and settled in full for the outstanding $4.0 million. As such, the liability related to the guarantee was released on the respective date and the Company no longer maintains any exposure related to the letter of credit for Genesis Networks.  Mr. James Goodman paid the Company $1.5 million during the year ended December 31, 2015, but has not satisfied all of the conditions to cause Genesis Networks’ obligation to be deemed paid-in-full.

Alcatel-Lucent USA Inc.

We primarily perform work for Alcatel-Lucent under two contracts we have entered with Alcatel-Lucent.

Master Services Agreement. Effective June 30, 2014, we entered into a master services agreement with Alcatel-Lucent. Pursuant to the agreement, we provide, upon request, certain services, including deployment engineering, integration engineering, radio frequency engineering and other support services to Alcatel-Lucent.

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

For the years ended December 31, 2015, 2014 and 2013 we received aggregate revenues of $22.7 million, $42.6 million and $57.9 million, respectively, for work performed for Alcatel-Lucent.

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

Director Independence

For a description of director independence, please see “Directors, Executive Officers and Corporate Governance—Board of Directors—Director Independence,” which is incorporated by reference herein.

Item 14. Principal Accountant Fees and Services.

The following table shows the aggregate fees billed to the Company for professional services rendered by KPMG for the fiscal years ended December 31, 2014 and 2015:

	2014	2015
Audit Fees	$2,252,850	$1,950,000
Audit-Related Fees	342,845	—
Tax Fees	240,071	—
Total Fees	$2,835,766	$1,950,000

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

Pre-Approval of Independent Registered Public Accounting Firm Fees and Services Policy

Under the Company’s pre-approval policies and procedures, our audit committee pre-approves the audit and non-audit services performed by our independent registered public accounting firm. The policy requires additional approval of any engagements that were previously approved but are anticipated to exceed pre-approved fee levels.

All of the services rendered by KPMG were pre-approved by our audit committee.

.

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

GOODMAN NETWORKS INCORPORATED

Date: March 30, 2016	By:	/s/ Ron B. Hill
	Name:	Ron B. Hill
	Title:	Chief Executive Officer, President and Executive Chairman

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity in which Signed	Date
/s/ Ron B. Hill	Chief Executive Officer, President and Executive Chairman (Principal executive officer)	March 30, 2016
Ron B. Hill
/s/ John A. Goodman	Director	March 30, 2016
John A. Goodman
/s/ Joy L. Brawner	Chief Financial Officer	March 30, 2016
Joy Brawner	(Principal financial & accounting officer)
/s/ Larry J. Haynes	Director	March 30, 2016
Larry Haynes
/s/ J. Samuel Crowley	Director	March 30, 2016
J. Samuel Crowley
/s/ Steven Elfman	Director	March 30, 2016
Steven L. Elfman

Supplemental Information to Be Furnished with Reports Filed

Pursuant to Section 15(d) of the Exchange Act by Non-Reporting Issuers

1.	No annual report to security holders covering the Company’s last fiscal year has been sent as of the date of this report.
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

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed Herewith
3.1	Second Amended and Restated Articles of Incorporation of Goodman Networks Incorporated, as amended June 23, 2009.	S-4	333-186684	3.1	February 14, 2013
3.2	Second Amended and Restated Bylaws of Goodman Networks Incorporated, effective as of April 11, 2014.	S-1	333-195212	3.2	April 11, 2014
4.1	Indenture, dated as of June 23, 2011, by and between Goodman Networks Incorporated and Wells Fargo Bank, National Association, as Trustee.	S-4	333-186684	4.1	February 14, 2013
4.2	Form of 12.125% Senior Secured Notes due 2018.	S-4	333-186684	4.2	February 14, 2013
4.3	Intercreditor Agreement, dated as of June 23, 2011, by and among Goodman Networks Incorporated, PNC Bank, National Association, as Administrative Agent, and U.S. Bank National Association, as Collateral Trustee.	S-4	333-186684	4.4	February 14, 2013
4.4	Collateral Trust Agreement, dated as of June 23, 2011, by and among Goodman Networks Incorporated as Guarantors, Wells Fargo Bank, National Association, as Indenture Trustee, and U.S. Bank National Association, as Collateral Trustee.	S-4	333-186684	4.5	February 14, 2013
4.5	Pledge and Security Agreement, dated as of June 23, 2011, by and between Goodman Networks Incorporated as Grantor, and U.S. Bank National Association, as Collateral Trustee.	S-4	333-186684	4.6	February 14, 2013
4.6	Trademark Security Agreement, dated as of June 23, 2011, by and between Goodman Networks Incorporated, as Grantor, and U.S. Bank National Association as Collateral Trustee.	S-4	333-186684	4.7	February 14, 2013
4.7	First Supplemental Indenture, dated as of May 22, 2013, by and between Goodman Networks Incorporated and Wells Fargo Bank, National Association, as Trustee.	S-4	333-186684	4.8	June 11, 2013
4.8	First Amendment to Intercreditor Agreement, dated as of May 22, 2013, by and among Goodman Networks Incorporated, PNC Bank, National Association, as Administrative Agent, and U.S. Bank, National Association, as Collateral Trustee.	S-4	333-186684	4.9	June 11, 2013
4.9	Second Supplemental Indenture, dated as of September 30, 2013, by and among Goodman Networks Incorporated, Minnesota Digital Universe, Inc., Multiband Corporation, Multiband EWM, Inc., Multiband EWS, Inc., Multiband Field Services, Incorporated, Multiband MDU Incorporated, Multiband Special Purpose, LLC, Multiband Subscriber Services, Inc. and Wells Fargo Bank, National Association, as Trustee.	S-4	333-193125	4.11	December 30, 2013
10.1†	Customer Service Division Subcontract Agreement, dated as of September 30, 2001, by and between Goodman Networks Incorporated and ALCATEL USA Marketing, Inc.	S-4	333-186684	10.8	April 26, 2013

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed Herewith
10.2†	Amendment No. 1 to Customer Service Division Subcontract Agreement, by and between Goodman Networks Incorporated and ALCATEL USA Marketing, Inc.	S-4	333-186684	10.9	April 26, 2013
10.3†	Amendment No. 2 to Customer Service Division Subcontract Agreement, dated as of March 8, 2002, by and between Goodman Networks Incorporated and ALCATEL USA Marketing, Inc.	S-4	333-186684	10.10	April 26, 2013
10.4†	Amendment No. 3 to Customer Service Division Subcontract Agreement, dated as of June 11, 2002, by and between Goodman Networks Incorporated and ALCATEL USA Marketing, Inc.	S-4	333-186684	10.11	April 26, 2013
10.5	Amendment No. 4 to Customer Service Division Subcontract Agreement, dated as of June 14, 2002, by and between Goodman Networks Incorporated and ALCATEL USA Marketing, Inc.	S-4	333-186684	10.12	April 26, 2013
10.6†	Amendment No. 5 to Customer Service Division Subcontract Agreement, dated as of August 19, 2002, by and between Goodman Networks Incorporated and ALCATEL USA Marketing, Inc.	S-4	333-186684	10.13	April 26, 2013
10.7†	Amendment No. 6 to Customer Service Division Subcontract Agreement, dated as of September 27, 2002, by and between Goodman Networks Incorporated and ALCATEL USA Marketing, Inc.	S-4	333-186684	10.14	April 26, 2013
10.8†	Amendment No. 7 to Customer Service Division Subcontract Agreement, dated as of November 26, 2002, by and between Goodman Networks Incorporated and ALCATEL USA Marketing, Inc.	S-4	333-186684	10.15	April 26, 2013
10.9†	Amendment No. 8 to Customer Service Division Subcontract Agreement, dated as of April 19, 2004, by and between Goodman Networks Incorporated and ALCATEL USA Marketing, Inc.	S-4	333-186684	10.16	April 26, 2013
10.10†	Amendment No. 9 to Customer Service Division Subcontract Agreement, dated as of June 28, 2004, by and between Goodman Networks Incorporated and ALCATEL USA Marketing, Inc.	S-4	333-186684	10.17	April 26, 2013
10.11†	Amendment No. 10 to Customer Service Division Subcontract Agreement, dated as of July 22, 2005, by and between Goodman Networks Incorporated and ALCATEL USA Marketing, Inc.	S-4	333-186684	10.18	April 26, 2013
10.12	Amended and Restated Revolving Credit and Security Agreement, dated as of June 23, 2011, by and between Goodman Networks Incorporated and PNC Bank, National Association, as Lender and Agent.	S-4	333-186684	10.19	February 14, 2013
10.13	Amended and Restated Revolving Credit Note, dated as of June 23, 2011, by and between Goodman Networks Incorporated and PNC Bank, National Association, as Agent.	S-4	333-186684	10.20	February 14, 2013
10.14	Amended and Restated Swing Note, dated as of June 23, 2011, by and between Goodman Networks Incorporated and Goodman Networks Incorporated and PNC Bank, National Association as Agent.	S-4	333-186684	10.21	February 14, 2013

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed Herewith
10.15	Fifth Amended and Restated Shareholders’ Agreement, dated as of June 23, 2011, by and among Goodman Networks Incorporated and shareholders party thereto from time to time.	S-4	333-186684	10.22	February 14, 2013
10.16	First Amendment to Fifth Amended and Restated Shareholders’ Agreement, dated as of August 30, 2011, by and among Goodman Networks Incorporated and shareholders party thereto from time to time.	S-4	333-186684	10.23	February 14, 2013
10.17+	Second Amended and Restated Employment Agreement, dated as of January 1, 2015, by and between Goodman Networks Incorporated and Jason A. Goodman.	10-Q	333-186684	10.3	May 15, 2015
10.18+	Amended and Restated Employment Agreement, dated as of February 1, 2013, by and between Goodman Networks Incorporated and Joseph M. Goodman.	S-4	333-186684	10.29	February 14, 2013
10.19+	Second Amended and Restated Employment Agreement, dated as of February 1, 2013, by and between Goodman Networks Incorporated and Jonathan E. Goodman.	10-Q	333-186684	10.4	May 15, 2015
10.20+	Goodman Networks, Incorporated 2000 Equity Incentive Plan, dated as of October 2, 2000.	S-4	333-186684	10.36	February 14, 2013
10.21+	First Amendment to the Goodman Networks, Incorporated 2000 Equity Incentive Plan, dated as of June 24, 2009.	S-4	333-186684	10.37	February 14, 2013
10.22+	Nonqualified Stock Option Agreement under the Goodman Networks, Incorporated 2000 Equity Incentive Plan, dated as of June 24, 2009, by and between Goodman Networks Incorporated and John A. Goodman.	S-4	333-186684	10.38	February 14, 2013
10.23+	Nonqualified Stock Option Agreement under the Goodman Networks, Incorporated 2000 Equity Incentive Plan, dated as of July 31, 2008, by and between Goodman Networks Incorporated and Ron B. Hill.	S-4	333-186684	10.39	February 14, 2013
10.24+	First Amendment to the Nonqualified Stock Option Agreement under the Goodman Networks, Incorporated 2000 Equity Incentive Plan, dated as of June 24, 2009, by and between Goodman Networks Incorporated and Ron B. Hill.	S-4	333-186684	10.40	February 14, 2013
10.25+	Goodman Networks, Incorporated 2008 Long-Term Incentive Plan, dated as of December 29, 2008.	S-4	333-186684	10.41	February 14, 2013
10.26+	First Amendment to the Goodman Networks, Incorporated 2008 Long-Term Incentive Plan, dated as of June 24, 2009.	S-4	333-186684	10.42	February 14, 2013
10.27+	Second Amendment to the Goodman Networks, Incorporated 2008 Long-Term Incentive Plan, dated as of March 27, 2012.	S-4	333-186684	10.43	February 14, 2013
10.28+	Third Amendment to the Goodman Networks, Incorporated 2008 Long-Term Incentive Plan, dated as of February 12, 2013.	S-4	333-186684	10.44	February 14, 2013

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed Herewith
10.29+	Form of Nonqualified Stock Option Agreement under the Goodman Networks, Incorporated 2008 Long-Term Incentive Plan.	S-4	333-186684	10.45	February 14, 2013
10.30+	Employee Stock Award under the Goodman Networks, Incorporated 2008 Long-Term Incentive Plan, dated as of December 31, 2012, by and between Goodman Networks Incorporated and Ron B. Hill.	S-4	333-186684	10.46	February 14, 2013
10.31+	Employee Stock Award under the Goodman Networks, Incorporated 2008 Long-Term Incentive Plan, dated as of January 7, 2013, by and between Goodman Networks Incorporated and Ron B. Hill.	S-4	333-186684	10.47	February 14, 2013
10.32+	Amended and Restated Goodman Networks Incorporated Executive Management Bonus Plan, dated as of January 1, 2009.	S-4	333-186684	10.48	February 14, 2013
10.33+	First Amendment to the Goodman Networks Incorporated Executive Management Bonus Plan, dated as of June 24, 2009.	S-4	333-186684	10.49	February 14, 2013
10.34+	Form of Indemnification Agreement executed by Messrs. J. Samuel Crowley, Steven L. Elfman, John A. Goodman, Larry J. Haynes, Ron Hill, [Joy L. Brawner,] [Ernie Carey,] Jason Goodman, Jonathan Goodman, Joseph Goodman.	S-4	333-186684	10.50	February 14, 2013
10.35	Voting Agreement and Irrevocable Limited Proxy, dated as of June 24, 2009, by and among Goodman Networks Incorporated, John Goodman and William Darkwah.	S-4	333-186684	10.63	February 14, 2013
10.36	Form of Voting Agreement and Irrevocable Proxy by and among Goodman Networks Incorporated, John Goodman, and certain parties thereto.	S-4	333-193125	10.64	December 30, 2013
10.37+	Ranch Lease, dated as of May 30, 2012, by and between Goodman Networks Incorporated and Goodman Brothers, LP.	S-4	333-186684	10.65	February 14, 2013
10.38	First Amendment to the Amended and Restated Revolving Credit and Security Agreement, dated as of October 11, 2012, by and between Goodman Networks Incorporated and PNC Bank, National Association, as Agent.	S-4	333-186684	10.66	February 14, 2013
10.39	Second Amendment to the Amended and Restated Revolving Credit and Security Agreement, dated as of November 30, 2012, by and between Goodman Networks Incorporated and PNC Bank, National Association, as Agent.	S-4	333-186684	10.67	February 14, 2013
10.40	Second Amendment to the Fifth Amended and Restated Shareholders’ Agreement, dated as of March 27, 2012, by and among Goodman Networks Incorporated and shareholders party thereto from time to time.	S-4	333-186684	10.68	February 14, 2013
10.41	Third Amendment to the Fifth Amended and Restated Shareholders’ Agreement, dated as of November 12, 2012, by and among Goodman Networks Incorporated and shareholders party thereto from time to time.	S-4	333-186684	10.69	February 14, 2013

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed Herewith
10.42	Fourth Amendment to the Fifth Amended and Restated Shareholders’ Agreement, dated as of December 26, 2012, by and among Goodman Networks Incorporated and shareholders party thereto from time to time.	S-4	333-186684	10.70	February 14, 2013
10.43	Third Amendment to the Amended and Restated Revolving Credit and Security Agreement, dated as of March 1, 2013, by and between Goodman Networks Incorporated and PNC Bank, National Association, as Agent.	S-4	333-186684	10.71	April 26, 2013
10.44	Fourth Amendment to Amended and Restated Revolving Credit and Security Agreement, dated as of September 6, 2013, by and among Goodman Networks Incorporated and PNC Bank, National Association, as Agent.	S-4	333-186684	10.76	October 24, 2013
10.45††	2012 Home Service Provider Agreement, dated as of October 15, 2012, by and between DIRECTV, LLC and Multiband Field Services, Inc.	10-K	333-186684	10.64	March 31, 2014
10.46††	First Amendment to that 2012 Home Services Provider Agreement, dated as of January 1, 2013, by and between DIRECTV, LLC and Multiband Field Services, Inc.	10-K	333-186684	10.65	March 31, 2014
10.47††	Second Amendment to that 2012 Home Services Provider Agreement, dated as of October 15, 2012, by and between DIRECTV, LLC and Multiband Field Services, Inc.	10-K	333-186684	10.66	March 31, 2014
10.48††	Third Amendment to that 2012 Home Services Provider Agreement, dated as of July 1, 2013, by and between DIRECTV, LLC and Multiband Field Services, Inc.	10-K	333-186684	10.67	March 31, 2014
10.49††	Fourth Amendment to that 2012 Home Services Provider Agreement, dated as of October 11, 2013, by and between DIRECTV, LLC and Multiband Field Services, Inc.	10-K	333-186684	10.68	March 31, 2014
10.50††	Fifth Amendment to that 2012 Home Services Provider Agreement, dated as of January 1, 2014, by and between DIRECTV, LLC and Multiband Field Services, Inc.	10-K	333-186684	10.69	March 31, 2014
10.51	Sixth Amendment to that to that 2012 Home Services Provider Agreement, dated as of January 1, 2014, by and between DIRECTV, LLC and Multiband Field Services, Inc.	10-K	333-186684	10.70	March 31, 2014
10.52+	Executive Employment Agreement, dated as of February 18, 2013 by and between Goodman Networks Incorporated and Cari T. Shyiak.	10-K	333-186684	10.71	March 31, 2014
10.53	Subcontractor Agreement, dated as of August 26, 2013, by and between Goodman Networks Incorporated and Genesis Networks Integration Services, LLC.	S-1	333-195212	10.69	April 11, 2014
10.54+	Goodman Networks Incorporated 2014 Long-Term Incentive Plan, dated April 8, 2014.	S-1	333-195212	10.70	April 11, 2014
10.55+	Form of Nonqualified Stock Option Agreement under the Goodman Networks Incorporated 2014 Long-Term Incentive Plan.	S-1	333-195212	10.71	April 11, 2014
10.56+	Form of Restricted Stock Unit Award Agreement under the Goodman Networks Incorporated 2014 Long-Term Incentive Plan.	S-1	333-195212	10.72	April 11, 2014

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed Herewith
10.57+	Second Amended and Restated Executive Employment Agreement, dated April 11, 2014, by and between John A. Goodman and Goodman Networks Incorporated.	S-1	333-195212	10.73	April 11, 2014
10.58+	Second Amended and Restated Executive Employment Agreement, dated April 11, 2014, by and between Ron B. Hill and Goodman Networks Incorporated.	S-1	333-195212	10.74	April 11, 2014
10.59+	Amendment No. 1 to Amended and Restated Employment Agreement, dated April 11, 2014, by and between Joseph M. Goodman and Goodman Networks Incorporated.	S-1	333-195212	10.76	April 11, 2014
10.60+	Amendment No. 1 to Executive Employment Agreement, dated April 11, 2014, by and between Cari T. Shyiak and Goodman Networks Incorporated.	S-1	333-195212	10.78	April 11, 2014
10.61	Letter Amendment to Amended and Restated Revolving Credit and Security Agreement, entered into on April 11, 2014 but dated effective as of April 9, 2014, by and between Goodman Networks Incorporated, as Borrower, and PNC Bank, as Agent.	S-1	333-195212	10.79	April 11, 2014
10.62	Fifth Amendment to the Fifth Amended and Restated Shareholders’ Agreement, dated as of March 31, 2014, by and among Goodman Networks Incorporated and shareholders party thereto from time to time.	10-Q	333-186684	10.14	May 15, 2014
10.63	Promissory Note, dated March 28, 2014, made by Multiband Special Purpose, LLC in favor of Commerce Bank.	10-Q	333-186684	10.15	May 15, 2014
10.64	Fifth Amendment to Amended and Restated Revolving Credit and Security Agreement, dated as of May 8, 2014, by and among Goodman Networks Incorporated and PNC Bank, National Association, as Agent.	S-4	333-193125	10.83	May 29, 2014
10.65	Supplier Agreement, dated January 14, 2014, by and between Goodman Networks Incorporated and Citibank, N.A.	S-4	333-193125	10.84	May 29, 2014
10.66	Lien Release and Acknowledgement Agreement, dated May 8, 2014, by and among Goodman Networks Incorporated, Citibank, N.A. and PNC Bank, N.A.	S-4	333-193125	10.85	May 29, 2014
10.67	Amendment No. 3 to Turf Program Agreement, dated May 27, 2014, by and between Goodman Networks Incorporated and AT&T Mobility LLC.	S-4	333-193125	10.86	June 6, 2014
10.68†	Master Services Agreement, dated July 15, 2014 but effective as of June 30, 2014, by and between Goodman Networks Incorporated and Alcatel-Lucent USA Inc.	10-Q	333-186684	10.5	August 14, 2014
10.69+	Executive Employment Agreement, dated December 2, 2014, by and between Craig E. Holmes and Goodman Networks Incorporated.	8-K	333-186684	10.1	December 5, 2014
10.70+	Executive Employment Agreement, dated December 8, 2014, by and between Ernest J. Carey and Goodman Networks Incorporated.	8-K	333-186684	10.1	December 10, 2014
10.71+	Separation Agreement and General Release, dated January 15, 2015, by and between Joseph M. Goodman and Goodman Networks Incorporated.	8-K	333-186684	10.1	January 22, 2015

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed Herewith
10.72†	Construction Subordinate Agreement, dated September 1, 2014, by and between Goodman Networks Incorporated and AT&T Mobility LLC.	10-Q/A	333-186684	10.1	February 2, 2015
10.73†	Mobility Network General Agreement, dated January 14, 2014, by and between Goodman Networks Incorporated and AT&T Mobility LLC.	10-Q/A	333-186684	10.2	February 2, 2015
10.74+	Separation Agreement and General Release, effective August 1, 2014, by and between Scott E. Pickett and Goodman Networks Incorporated.	10-K	333-186684	10.86	March 31, 2015
10.75+	Interim Services Agreement, dated June 21, 2010, by and between Randstad Professionals US, LP d/b/a Tatum (formerly SFN Professional Services LLC d/b/a Tatum) and Goodman Networks Incorporated.	10-K	333-186684	10.87	March 31, 2015
10.76+	Schedule to Interim Services Agreement, dated as of June 23, 2014, by and between Randstad Professionals US, LP d/b/a Tatum and Goodman Networks Incorporated.	10-K	333-186684	10.88	March 31, 2015
10.77+	Schedule to Interim Services Agreement, dated February 16, 2015, by and between Randstad Professionals US, LP d/b/a Tatum and Goodman Networks Incorporated.	10-K	333-186684	10.89	March 31, 2015
10.78+	Separation Agreement, dated March 5, 2015, by and between John A. Goodman and Goodman Networks Incorporated.	10-Q	333-186684	10.1	May 15, 2015
10.79	Eighth Amendment to that 2012 Home Services Provider Agreement, dated as of January 1, 2015, by and between DIRECTV, LLC and Multiband Field Services, Inc.	10-Q	333-186684	10.2	May 15, 2015
10.80+	Executive Employment Agreement, dated October 8, 2015, by and between Joy L. Brawner and Goodman Networks Incorporated.	8-K	333-186684	10.1	October 8, 2015
10.81	Sixth Amendment to Amended and Restated Revolving Credit and Security Agreement, dated as of August 12, 2015, by and among Goodman Networks Incorporated and PNC Bank, National Association, as Agent.	10-Q	333-186684	10.2	November 13, 2015
10.82	Separation Agreement and General Release dated November 27, 2015, by and between Cari Shyiak and Goodman Networks Incorporated.	10-K	333-186684		March 30, 2016	X
21.1	Subsidiaries of Goodman Networks Incorporated.					X
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