Form 10-Q
period 2016-03-31
Goodman Networks Inc
filed 2016-05-16
CIK 1335982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from               to

Commission File Number: 333-186684

Goodman Networks Incorporated

(Exact name of registrant as specified in its charter)

Texas	74-2949460
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2801 Network Boulevard, Suite 300 Frisco, TX	75034
(Address of principal executive offices)	(Zip Code)

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

As of May 13, 2016, there were 912,754 shares of the registrant’s common stock, $0.01 par value, outstanding.

*	The registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, but is not required to file such reports under such sections.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Goodman Networks Incorporated

Consolidated Balance Sheets

(In Thousands, Except Share Amounts and Par Value)

	December 31, 2015	March 31, 2016
		(Unaudited)
Assets
Current Assets
Cash	$39,832	$14,702
Accounts receivable, net of allowances for doubtful accounts of $107 at December 31, 2015 and $83 at March 31, 2016	28,812	34,926
Unbilled revenue on completed projects	11,755	11,661
Costs in excess of billings on uncompleted projects	21,060	21,600
Inventories	15,352	13,480
Prepaid expenses and other current assets	3,394	5,567
Income tax receivable	204	204
Total current assets	120,409	102,140

Property and equipment, net of accumulated depreciation of $33,862 at December 31, 2015 and $34,129 at March 31, 2016	21,089	20,927
Deposits and other assets	2,553	2,514
Insurance collateral	15,035	14,735
Intangible assets, net of accumulated amortization of $14,508 at December 31, 2015 and $15,138 at March 31, 2016	14,412	13,782
Goodwill	69,178	69,178
Total assets	$242,676	$223,276

Liabilities and Shareholders' Deficit
Current Liabilities
Line of credit	$—	$573
Accounts payable	45,886	50,984
Accrued expenses	57,194	45,018
Income taxes payable	311	328
Billings in excess of costs on uncompleted projects	6,061	4,372
Deferred revenue	2,295	1,760
Deferred rent	115	93
Current portion of capital lease and notes payable obligations	775	966
Total current liabilities	112,637	104,094

Notes payable, net of deferred financing cost	315,748	316,647
Capital lease obligations	400	255
Accrued expenses, non-current	6,921	6,689
Deferred revenue, non-current	8,973	7,995
Deferred tax liability	1,714	1,714
Deferred rent, non-current	414	447
Total liabilities	446,807	437,841

Shareholders' Deficit
Common stock, $0.01 par value, 10,000,000 shares authorized; 1,029,072 issued and 912,754 outstanding at December 31, 2015 and March 31, 2016	10	10
Treasury stock, at cost, 116,318 shares at December 31, 2015 and March 31, 2016	(11,756)	(11,756)
Additional paid-in capital	25,914	26,458
Accumulated other comprehensive income	18	27
Accumulated deficit	(218,317)	(229,304)
Total shareholders' deficit	(204,131)	(214,565)
Total liabilities and shareholders' deficit	$242,676	$223,276

See accompanying notes to the consolidated financial statements

Goodman Networks Incorporated

Consolidated Statements of Operations and Comprehensive Loss

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2015	2016
Revenues	$213,371	$129,871
Cost of revenues	193,840	108,846
Gross profit (exclusive of depreciation and amortization included in selling, general and administrative expense shown below)	19,531	21,025
Selling, general and administrative expenses	28,293	19,667
Restructuring expense	6,338	955
Impairment expense	2,275	361
Operating (loss) income	(17,375)	42
Interest expense, net	10,819	10,978
Loss before income taxes	(28,194)	(10,936)
Income tax expense	331	51
Net loss	$(28,525)	$(10,987)
Other comprehensive income:	—	9
Comprehensive loss	$(28,525)	$(10,978)

See accompanying notes to the consolidated financial statements

Goodman Networks Incorporated

Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2015	2016
Operating Activities
Net loss	$(28,525)	$(10,987)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	1,423	1,042
Amortization of intangible assets	1,454	630
Amortization of debt discounts and deferred financing costs	859	899
Impairment charges	2,275	361
Change in estimate of doubtful accounts	575	90
Deferred tax expense	278	—
Share-based compensation expense	1,963	544
Change in fair value of contingent consideration	(726)	—
Loss of disposal of property and equipment	—	121
Changes in:
Accounts receivable	21,409	(6,205)
Unbilled revenue	(3,138)	94
Costs in excess of billings on uncompleted projects	11,850	(540)
Inventories	1,827	1,872
Prepaid expenses and other assets	(1,422)	(1,831)
Accounts payable and other liabilities	(28,848)	(7,037)
Income taxes payable / receivable	(701)	17
Billings in excess of costs on uncompleted projects	(18,123)	(1,689)
Deferred revenue	1,598	(1,513)
Deferred rent	(18)	12
Net cash used in operating activities	(35,990)	(24,120)

Investing Activities
Purchases of property and equipment	(1,324)	(1,364)
Change in due from shareholders	1	—
Net cash used in investing activities	(1,323)	(1,364)

Financing Activities
Proceeds from lines of credit	199,157	149,372
Payments on lines of credit	(199,157)	(148,799)
Payments on capital leases, notes payable	(206)	(222)
Payments on guarantee arrangements	(4,000)	—
Net cash provided by (used in) financing activities	(4,206)	351

Effect of exchange rate changes on cash	(1)	3
Decrease in cash	(41,520)	(25,130)
Cash, Beginning of Period	76,703	39,832
Cash, End of Period	$35,183	$14,702

See accompanying notes to the consolidated financial statements

Goodman Networks Incorporated

Consolidated Statements of Cash Flows (Continued)

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2015	2016
Supplemental Cash Flow Information
Cash paid for interest	$19,965	$19,894
Cash paid for income taxes	$1,125	$34

Supplemental Non-Cash Investing and Finance Activities
Purchase of property and equipment financed through capital leases and other financing arrangements	$197	$—

See accompanying notes to the consolidated financial statements

Goodman Networks Incorporated

Notes to Consolidated Financial Statements

Note 1. Organization and Business

Goodman Networks Incorporated, a Texas corporation (“Goodman Networks” and collectively with its subsidiaries, the “Company”), is a leading provider of end-to-end network infrastructure and professional services to the telecommunications industry and installation and maintenance services for satellite communications.  The Company’s wireless telecommunications services span the full network lifecycle, including the design, engineering, construction, deployment, integration, maintenance, and decommissioning of wireless networks.  Goodman Networks performs these services across multiple network infrastructures, including traditional cell towers as well as small cell and distributed antenna systems (“DAS”).  The Company serves the satellite television industry by providing onsite installation, upgrade and maintenance of satellite television systems to both the residential and commercial market customers.  These highly specialized and technical services are critical to the capability of the Company’s customers to deliver voice, data and video services to their end users.

Restructuring Activities

In 2014, management approved, committed to and initiated plans to restructure and further improve efficiencies in operations, including further integrating the operations of Multiband Corporation (“Multiband”) and the Custom Solutions Group (“CSG”) of Cellular Specialties, Inc. (the “2014 Restructuring Plan”). The restructuring costs associated with the 2014 Restructuring Plan are recorded in the restructuring expense line item within the consolidated statements of operations and comprehensive loss.  See Note 15 – Restructuring Activities for a summary of restructuring activities and costs.

Note 2. Summary of Significant Accounting and Reporting Policies

The accompanying unaudited consolidated financial statements have been prepared in all material respects pursuant to U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The accompanying unaudited consolidated financial statements have been prepared on the same basis as the consolidated financial statements for the year ended December 31, 2015.

Because certain information and footnote disclosures have been condensed or omitted, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2015, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Annual Report”). In management’s opinion, all normal and recurring adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been included. Management believes the disclosures presented in these unaudited consolidated financial statements are adequate and do not make the information misleading. Certain prior year amounts have been reclassified to conform to the current period presentation.  Interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year.

There have been no changes in the Company’s significant accounting policies from those that were disclosed in the Company’s 2015 Annual Report.

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

The total amount of gross billings on uncompleted contracts as of December 31, 2015 and March 31, 2016 was $35.9 million and $32.6 million, respectively.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delayed the effective date of ASU 2014-09 by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities should apply the guidance in ASU 2014-09 for annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. All other entities may apply the guidance in ASU 2014-09 earlier for annual reporting period beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities also may apply the guidance in ASU 2014-09 earlier for annual reporting period beginning after December 15, 2016, and interim reporting periods within annual reporting periods beginning one year after the annual reporting period in which the entity first applies the guidance in ASU 2014-09.  The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory (“ASU 2015-11”), which requires in scope inventory to be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using last-in, first-out (LIFO) or the retail inventory method.   The amendments do not apply to inventory that is measured using LIFO or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. The ASU is effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. ASU 2015-11 requires prospective application, with earlier application permitted as of the beginning of an interim or annual reporting period. The Company is evaluating the effect that ASU 2015-11 will have on its consolidated financial statements and related disclosures.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01, which provides guidance for the recognition, measurement, presentation and disclosure of financial assets and financial liabilities. ASU 2016-01 is effective for fiscal years, and for interim periods within those years, beginning after December 15, 2017 and, for most provisions, is effective using the cumulative-effect transition approach. Early application is permitted for certain provisions. The Company is currently evaluating the potential effect of this ASU on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Subtopic 842) (“ASU 2016-02”). ASU 2016-02 provides revised guidance for lease accounting and related disclosure requirements, including a requirement for lessees to recognize lease assets and lease liabilities for operating leases with a duration of greater than one year. Under the previous guidance, lessees were not required to recognize assets and liabilities for operating leases on the balance sheet. ASU 2016-02 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. Modified retrospective application is required for all relevant prior periods. The Company is currently evaluating the potential impact of this ASU on its consolidated financial statements. Upon adoption, the Company expects to recognize lease assets and liabilities for certain of its operating leases on the Company’s consolidated balance sheets.

In March 2016, the FASB issued ASU No. 2016-09, Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). The new guidance was developed as part of the FASB's simplification initiative. The core principle of the ASU is that all income tax effects of awards are to be recognized in the income statement when the awards vest or are settled, it allows an employer to repurchase more of an employee's shares than it can currently for tax withholding purposes without triggering liability accounting, and allows an employer to make a policy election to account for forfeitures as they occur. ASU 2016-09 is effective for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2016. However early adoption is permitted. The Company anticipates the adoption in the effective period and we are currently evaluating the effect, if any, that the ASU 2016-09 will have on our consolidated financial statements and related disclosures.

Recent Accounting Pronouncements Adopted in 2016.

On April 7, 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), to simplify the presentation of debt issuance costs. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts.  The new standard is effective for the Company in the fiscal year beginning after December 15, 2015.   The Company adopted ASU No. 2015-03 as of January 1, 2016. Prior period deferred financing costs of $10.4 million in the consolidated balance sheets as of December 31, 2015, has been reclassified to conform to the current period as required by the standard. The deferred financing costs of $9.4 million as of March 31, 2016 have also been reclassified to conform to the standard. See Note 6 to the Consolidated Financial Statements for further updates.

In April 2015, the FASB issued ASU No. 2015-05, Intangibles - Goodwill and Other - Internal-Use Software: Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement (“ASU 2015-05”). ASU 2015-05 provides guidance for evaluating whether a cloud computing arrangement includes a software license.  If a cloud computing arrangement includes a software license, then the software license element of the arrangement should be accounted for consistently with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the arrangement should be accounted for as a service contract. ASU 2015-05 does not change the accounting for service contracts. As a result of ASU 2015-05, all software licenses within the scope of the amendment will be accounted for consistently with other licenses of intangible assets. The new standard is effective for the Company in the fiscal year beginning after December 15, 2015. An entity can elect to adopt the amendments either: (1) prospectively to all arrangements entered into or materially modified after the effective date; or (2) retrospectively. The Company adopted ASU 2015-05 in the first quarter of 2016. The adoption of the new guidance did not have a material effect on the consolidated financial statements and related disclosures.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”). ASU 2015-16 eliminates the requirement to retrospectively account for adjustments to provisional amounts within the measurement period recognized at the acquisition date in a business combination. ASU 2015-16 requires that these adjustments be recognized in the reporting period in which the adjustment amounts are determined and be calculated as if the accounting had been completed as of the acquisition date. ASU 2015-16 is effective prospectively for fiscal years, and for interim periods within those years, beginning after December 15, 2015. The Company adopted ASU 2015-16, however the adoption of the guidance did not have a material effect on the financial statements and related disclosures.

Note 3. Property and Equipment

Property and equipment consisted of the following: (in thousands)

	December 31, 2015	March 31, 2016
Software	$20,441	$20,260
Computers and office equipment	10,251	24,926
Furniture and fixtures	2,162	1,919
Other equipment	3,985	3,974
Vehicles	281	281
Construction in process	14,433	—
Leasehold improvements	3,398	3,696
	54,951	55,056
Less: accumulated depreciation and amortization	(33,862)	(34,129)
Property and equipment, net	$21,089	$20,927

Depreciation and amortization of property and equipment for the three months ended March 31, 2015 and 2016 was $1.4 million and $1.0 million, respectively, which has been recorded in selling, general and administrative expenses.

The Company entered into a lease contract during 2014 for a right of use license with nonexclusive access to certain DAS deployment sites. The term of the right of use is an initial ten years with two optional renewals of five years each. The Company recorded the cost of the DAS system within fixed assets as construction in process. During the three months ended March 31, 2016, the Company completed the DAS system and costs have subsequently been recorded to computers and office equipment and are currently being depreciated over the asset’s useful life.

During the three months March 31, 2016, the Company discontinued its use of the ECMS software tool and certain other fixed assets and recorded an impairment charge of $0.4 million in the Company’s consolidated statements of operations and comprehensive loss.

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

The changes in goodwill, by business segment for the three months ended March 31, 2016 are as follows (in thousands):

	Infrastructure Services	Field Services	Professional Services	Total
Goodwill at December 31, 2015	$1,882	$58,648	$8,648	$69,178
Impairment adjustments	—	—	—	—
Goodwill at March 31, 2016	$1,882	$58,648	$8,648	$69,178

Intangible assets were as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Impairment Charges	Intangible Assets, net
Customer contracts	$13,900	$3,720	$—	$10,180
Customer relationships	6,610	4,215	—	2,395
Tradename	3,860	3,860	—	—
Noncompete agreements	3,150	1,943	—	1,207
Customer backlog	1,400	1,400	—	—
Total	$28,920	$15,138	$—	$13,782

Amortization of intangible assets was $1.5 million and $0.6 million for the three months ended March 31, 2015 and 2016, respectively.

Note 5. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31, 2015	March 31, 2016
Employee compensation and related costs	$12,706	$13,288
Sales and use tax payable	5,316	4,108
Accrued job loss	861	381
Accrued interest	19,704	9,852
Workers' compensation, current	2,996	2,865
Accrued restructuring costs, current	4,540	3,310
Other, current	11,071	11,214
Total accrued expenses, current	$57,194	$45,018

Workers' compensation, non-current	5,359	5,490
Accrued restructuring & other costs, non-current	1,562	1,199
Total accrued expenses, non-current	$6,921	$6,689

Note 6. Notes Payable and Line of Credit

Notes payable consist of the following (in thousands):

	December 31, 2015	March 31, 2016
Senior secured notes due July 1, 2018, net of discount of $1,390 as of December 31, 2015 and $1,252 as of March 31, 2016 respectively, with stated interest of 12.125%	$223,610	$223,748
Senior secured notes due July 1, 2018, including a premium of $2,553 and $2,295 as of December 31, 2015 and March 31, 2016 respectively, with stated interest of 12.125%	102,553	102,295
	326,163	326,043
Less: deferred financing costs	(10,415)	(9,396)
Notes payable, net of deferred financials costs	$315,748	$316,647

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

The terms of the Indenture require the Company to meet certain ratio tests giving effect to anticipated transactions, including borrowing debt and making restricted payments prior to entering these transactions.  These ratio tests are, as defined per the Indenture, a Fixed Charge Coverage Ratio of at least 2.00 to 1.00 (which was 0.33 to 1.00 at March 31, 2016) and a Total Leverage Ratio not greater than 2.50 to 1.00 (which was 24.55  to 1.00 at March 31, 2016).  The holders of the Notes granted a waiver to these covenants in conjunction with the issuance of the Tack-On Notes, and the Company has not entered into any other transaction that requires it to meet these tests as of March 31, 2016.  Had the Company been required to meet these ratio tests as of March 31, 2016, the Company would not have met the Fixed Charge Coverage Ratio or the Total Leverage Ratio.

The amount the Company can borrow under its Credit Facility at any given time is based upon a formula calculating the Company’s borrowing base that takes into account, among other things, eligible billed accounts receivable and up to $10.0 million of eligible inventory, which results in a borrowing availability of less than the maximum commitment of the Credit Facility to the extent that the Company’s borrowing base is less than the maximum commitment of the Credit Facility. The Company’s borrowing base and availability for additional borrowings under the Credit Facility as of March 31, 2015 was $27.8 million.  The Company’s borrowing base and availability for additional borrowings under the Credit Facility was $17.1 million and $16.6 million, respectively as of March 31, 2016.

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

Under the terms of the Credit Facility, the Company must maintain a Fixed Charge Coverage Ratio equal to at least 1.25 to 1.00 (which ratio was  0.36 to 1.00 at March 31, 2016) and a Leverage Ratio no greater than 5.00 to 1.00 (which ratio was 19.32 to 1.00 at March 31, 2016) during such time as a Triggering Event is continuing.  Prior to August 12, 2015, a “Triggering Event” was defined to occur when the Company’s undrawn availability (measured as of the last date of each month) on the Credit Facility had failed to equal at least $10.0 million for two consecutive months and would continue until undrawn availability equaled $20.0 million for at least three consecutive months. On August 12, 2015, the Company executed the Sixth Amendment to the agreement governing the Credit Facility (the “Amendment”) which amended the definition of a “Triggering Event” and extended the term of the Credit Facility to June 23, 2017. The Amendment revised the definition of a “Triggering Event” such that a Triggering Event is now deemed to occur if undrawn availability for two consecutive months (measured as of the last date of each month) fails to equal the lesser of (i) 25% of the amount of eligible receivables and eligible inventory used in the calculation of the borrowing base or (ii) $10,000,000.  In addition, pursuant to the Amendment, a Triggering Event will cease to occur when undrawn availability for three consecutive months (measured as of the last date of each month) is at least equal to the lesser of (x) 50% of the amount of eligible receivables and eligible inventory used in the calculation of the borrowing base or (y) $20,000,000.

The Company is only required to maintain such ratios at such time that a Triggering Event is in existence.  Failure to comply with such ratios during the existence of a Triggering Event constitutes an Event of Default (as defined therein) under the Credit Facility.  Had the Company been required to meet these ratio tests as of March 31, 2016, the Company would not have met the Fixed Charge Coverage Ratio or the Leverage Ratio.

Pursuant to the terms of the Credit Facility, PNC Bank may utilize the Company’s cash deposits at PNC Bank to offset amounts borrowed under the Credit Facility.

Note 7. Fair Value Measurements

The carrying values of cash and cash equivalents, accounts receivable, costs in excess of billings on uncompleted projects, accounts payable, accrued liabilities and the line of credit are reflected in the consolidated balance sheet at historical cost, which is materially representative of their fair value due to the relatively short-term maturities of these assets and liabilities.

The carrying value of the capital lease obligations approximates fair value because they bear interest at rates currently available to the Company for debt with similar terms and remaining maturities.

The carrying value and fair value of the Notes as of December 31, 2015 was $326.2 million and $81.3 million, respectively, and the carrying value and fair value of the Notes as of March 31, 2016 was $326.0 million and $113.8 million, respectively. Fair value for the Notes is a Level 2 measurement and has been based on the over-the-counter-market trading prices as of the respective balance sheet date.

Note 8. Leases

The Company leases certain equipment under capital leases.  The economic substance of these leases is that the Company is financing the acquisition of the equipment through the leases and accordingly, the equipment is recorded as an asset and the leases are recorded as liabilities.

Operating lease commitments relate primarily to rental of vehicles, facilities and equipment under non-cancellable operating lease agreements which expire at various dates through the year 2020.  Rent expense for operating leases was approximately $8.2 million and $2.2 million for the three months ended March 31, 2015 and 2016, respectively.

Note 9. Share-Based Compensation and Warrants

Share-Based Compensation

The following table summarizes stock option activity under the Goodman Networks Incorporated 2008 Long-Term Incentive Plan (the “2008 Plan”) and the Goodman Networks, Incorporated 2000 Equity Incentive Plan (the ”2000 Plan”) for the three months ended March 31, 2016:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding at December 31, 2015	571,566	$64.47	6.23
Granted	—	—
Forfeited	—	—
Expirations	(4,000)	9.16
Outstanding at March 31, 2016	567,566	$64.86	6.02

Exercisable at March 31, 2016	528,723	$62.87	5.82

The fair values of option awards granted were estimated at the grant date using a Black-Scholes option pricing model with the following assumptions:

	2015	2016
Expected volatility	60.70% - 67.53%	n/a
Risk-free interest rate	0.35% - 1.62%	n/a
Expected life (in years)	1.00 - 5.65	n/a
Expected dividend yield	0.00%	n/a

The Company did not grant any stock options during three months ended March 31, 2016.  As of March 31, 2016, there was approximately $1.4 million of unrecognized compensation costs related to non-vested stock options.  These costs are expected to be recognized over a remaining weighted average vesting period of 0.70 years.

There were no stock options exercised during the three months ended March 31, 2016. The intrinsic value for stock options vested and expected to vest is $9.4 million.

The compensation expense recognized for outstanding share-based awards was $2.0 million and $0.5 million for the three months ended March 31, 2015 and 2016, respectively.

Note 10. Related Party Transactions

The Company had approximately $43,000 and $42,000 of non-interest bearing advances due from a founding shareholder of the Company as of December 31, 2015 and March 31, 2016, respectively, recorded in deposits and other current assets on the consolidated balance sheets.

Throughout the year, the Company utilizes a ranch owned by certain shareholders for meetings and conferences. The use of the ranch was expensed within the consolidated statements of operations and comprehensive loss at $13,000 per month for the three months ended March 31, 2016.

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

Note 11. Employee Benefit Plan

The Company sponsors a 401(k) retirement savings plan for its employees.  Eligible employees are allowed to contribute a portion of their compensation, not to exceed a specified contribution limit imposed by the Internal Revenue Code.  The Company’s plan provides for matching employee contributions of 100% on the first 3% of each participant’s compensation and 50% on the next 2%. For the three months ended March 31, 2016 employer contributions totaled $1.2 million compared to contributions of $1.6 million for the three months ended March 31, 2015.

Note 12. Commitments and Contingencies

General Litigation

The Company is from time to time party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract and/or property damages, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. Based upon information currently available, the Company believes that the ultimate outcome of all current litigation and other claims, individually and taken together, and except as described herein, are not expected to have a material adverse effect on the Company’s business, prospects, financial condition or results of operations. For the three months ended March 31, 2016, there were no material claims or legal proceedings.

Concentration of Credit Risk

A significant portion of the Company’s revenue is derived from AT&T Inc. (“AT&T”) and subsidiaries of AT&T, including DIRECTV.

The following table reflects the percentage of total revenue from such customer for the three months ended March 31, 2015 and 2016:

	Three months ended March 31,
	2015	2016
Subsidiaries of AT&T Inc.	63.3%	32.9%
DIRECTV	27.2%	54.9%
Total from AT&T Inc., other than DIRECTV	90.5%	87.8%

Other	9.5%	12.2%

Amounts due from these significant customers at December 31, 2015 and March 31, 2016 were as follows (in thousands):

	December 31, 2015	March 31, 2016
Subsidiaries of AT&T Inc., other than DIRECTV	$8,992	$10,638
DIRECTV	9,835	17,440
Total	$18,827	$28,078

A loss of AT&T and its subsidiaries as a customer would have a material adverse effect on the financial condition of the Company.

Indemnities

The Company generally indemnifies its customers for services it provides under its contracts which may subject the Company to indemnity claims, liability and related litigations. For the three months ended March 31, 2016, the Company was not aware of any material asserted or unasserted claims in connection with these indemnity obligations.

Guarantees

In 2011, the Company issued a letter of credit to a company owned by a relative of the Company’s former Executive Chairman as a guarantee of the related party’s line of credit. The guarantee liability for the full amount of $4.0 million was paid in full in 2015 by the Company. The liability related to the guarantee was released and the Company no longer maintains any exposure related to the letter of credit. Pursuant to the agreement reached in 2014, the Company agreed to forgive the related party’s obligation to reimburse the Company for amounts advanced under the guarantee if the related party were to make a cash payment to the Company in the amount of $1.5 million plus interest at a rate of 2.0% per annum from September, 25, 2014 and satisfy certain other contingencies. The related party made a cash payment to the Company in the amount of $1.5 million in 2015; however, all obligations have not been satisfied and the related party’s pledged stock of 15,625 shares of Goodman Networks common stock remain as additional paid-in capital in the consolidated balance sheet.

State Sales Tax

The Company is routinely subject to sales tax audits that could result in additional sales taxes and related interest owed to various taxing authorities. Any additional sales taxes against the Company will be invoiced to the appropriate customer. No assurances can be made, however, that such customers would be willing to pay the additional sales tax.

Note 13. Income Taxes

The Company’s effective tax rate was 1.17% and 0.5% for the three months ended March 31, 2015 and 2016, respectively. In determining the quarterly provision for income taxes, management uses an actual year to date effective tax rate. The effect of significant discrete items is separately recognized in the quarter in which such items occur. Significant factors that could affect the annual effective tax rate include management’s assessment of certain tax matters, the location and amount of taxable earnings, changes in certain non-deductible expenses and expected credits.

Note 14. Segments

The Company primarily operates through three business segments, Infrastructure Services (IS), Field Services (FS) and Professional Service (PS). The Infrastructure Services segment provides program management services of field projects necessary for deploying, upgrading, and maintaining wireless networks. The Field Services segment generates revenue from the installation and service of DIRECTV video programming for both residential and commercial customers under a contract with DIRECTV. The Professional Services segment provides customers with highly technical services primarily related to installing, testing, and commissioning and decommissioning of core, or central office, equipment of wireless carrier networks from a variety of vendors.

There were no material intersegment transfers or sales during the periods presented. Selected segment financial information for the three months ended March 31, 2015 and 2016, respectively, is presented below (in thousands):

	Three Months Ended March 31, 2015
	IS	FS	PS	Corporate	Total
Revenues	$140,591	$58,859	$13,921	$—	$213,371
Cost of revenues	131,881	47,796	14,163	—	193,840
Gross profit	$8,710	$11,063	$(242)	$—	19,531
Selling, general and administrative expenses				28,293	28,293
Restructuring expense				6,338	6,338
Impairment expense				2,275	2,275
Operating loss					(17,375)
Interest expense, net				10,819	10,819
Loss before income taxes					(28,194)
Income tax expense				331	331
Net loss					$(28,525)

	Three Months Ended March 31, 2016
	IS	FS	PS	Corporate	Total
Revenues	$42,948	$72,536	$14,387	$—	$129,871
Cost of revenues	37,980	58,565	12,301	—	108,846
Gross profit	$4,968	$13,971	$2,086	$—	21,025
Selling, general and administrative expenses				19,667	19,667
Restructuring expense				955	955
Impairment expense				361	361
Operating income					42
Interest expense, net				10,978	10,978
Loss before income taxes					(10,936)
Income tax expense				51	51
Net loss					$(10,987)

Total assets by segment are presented below as of December 31, 2015 and March 31, 2016 (in thousands):

	December 31, 2015
	IS	FS	PS	Corporate	Total
Total Assets	$72,269	$112,103	$44,824	$13,480	$242,676

	March 31, 2016
	IS	FS	PS	Corporate	Total
Total Assets	$56,359	$117,961	$40,620	$8,336	$223,276

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

The following tables summarize the activities associated with restructuring liabilities from December 31, 2015 to March 31, 2016, (in thousands), all of which are included in accrued liabilities in the accompanying consolidated balance sheets.  In the table below, "Charges" represents the initial charge related to the restructuring activity.  "Payments" consists of cash payments for severance, employee-related benefits, lease and other contract termination costs, and other restructuring costs.

	Liability at December 31, 2015	Charges	Cash payments and other non-cash transactions	Liability at March 31, 2016
Severance and employee-related benefits	$5,374	$593	$(2,077)	$3,890
Other restructuring costs	—	362	(362)	—
Total 2014 Restructuring Plan	$5,374	$955	$(2,439)	$3,890

The following table summarizes the inception to date restructuring costs recognized and the total restructuring costs expected to be recognized in the 2014 Restructuring Plan (in thousands):

	As of March 31, 2016
	Total Costs Recognized To Date	Total Expected Program Cost
Severance and employee-related benefits	$17,892	$21,040
Contract termination costs	10	140
Impairment of intangible assets	3,904	3,904
Other restructuring costs	800	(84)
Total 2014 Restructuring Plan	$22,606	$25,000

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The terms “we,” “us” and “our” as used in this Quarterly Report on Form 10-Q (this “Report”) refer to Goodman Networks Incorporated and its directly and indirectly owned subsidiaries on a consolidated basis; references to “Goodman Networks” or our “Company” refer solely to Goodman Networks Incorporated and references to “Multiband” refer to our subsidiary, Multiband Corporation, which was merged into Goodman Networks in December 2015.

The following discussion and analysis summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and cash flows as of and for the periods presented below. The following discussion and analysis should be read in conjunction with (i) the accompanying unaudited consolidated financial statements and notes thereto for the three months ended March 31, 2015 and 2016, and with our consolidated financial statements and notes thereto for the year ended December 31, 2015 included in our Annual Report on Form 10-K (the “2015 Annual Report”) and (ii) the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2015 Annual Report.

Forward-Looking Statements

Certain statements contained in this Report that are not statements of historical fact are forward-looking statements. These forward-looking statements are included throughout this Report, including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the section titled “Quantitative and Qualitative Disclosures About Market Risk” and relate to matters such as our industry, capital expenditures by wireless carriers, business strategy, goals and expectations concerning our market position, future operations, revenues, margins, cost savings initiatives, profitability, capital expenditures, liquidity and capital resources and other financial and operating information. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “would,” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. We have based these forward-looking statements on our current assumptions, expectations and projections about future events.

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

For a more detailed discussion of these and other factors that may affect our business and that could cause the actual results to differ materially from those anticipated in these forward-looking statements, see “Risk Factors” in this Report and the 2015 Annual Report. We caution that the foregoing list of factors is not exclusive, and new factors may emerge, or changes to the foregoing factors may occur, that could impact our business. All subsequent written and oral forward-looking statements concerning our business attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements above. We do not undertake any obligation to update any forward-looking statement, whether written or oral, relating to the matters discussed in this Report except to the extent required by applicable securities laws.

Overview

We are a leading provider of end-to-end network infrastructure and professional services to the telecommunications industry and installation and maintenance services for satellite communications. Our wireless telecommunications services span the full network lifecycle, including the design, engineering, construction, deployment, integration, maintenance, and decommissioning of wireless networks. We perform these services across multiple network infrastructures, including traditional cell towers as well as small cell and distributed antenna systems, or DAS locations. We serve the satellite television industry by providing onsite installation, upgrading and maintenance of satellite television systems to both residential and commercial market customers. These highly specialized and technical services are critical to the capability of our customers to deliver voice, data and video services to their end users.

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

We operate from a broad footprint across the United States.  As of March 31, 2016, we employed over 3,400 people and operated in 50 regional offices and warehouses.  We have established long-standing relationships with Tier-1 wireless carriers, original telecommunications equipment manufacturers, or OEMs, and a satellite television service provider, including AT&T, Inc., or AT&T, and its subsidiaries, AT&T Mobility, LLC, or AT&T Mobility, and DIRECTV, Alcatel-Lucent USA Inc., or Alcatel-Lucent, and Sprint/United Management Company, or Sprint.  Over the last few years, we have sought to diversify our customer base within the telecommunications industry by leveraging our long-term success and reputation for quality to win new customers such as Century Link, Inc. or Century Link and Verizon Wireless, or Verizon. We generated nearly all of our revenues over the past several years under master service agreements, or MSAs, that establish a framework including pricing and other terms, for providing ongoing services. During 2015, we also provided small cell or DAS services to over 100 enterprises including higher education institutions, stadiums for professional and collegiate sports events, hotels and resorts, major retailers, hospitals, corporations and government agencies.

2014 Restructuring Plan

During 2014, our management approved, committed to and initiated plans to restructure and further improve efficiencies in our operations, or the 2014 Restructuring Plan. As part of the 2014 Restructuring Plan, we have taken steps to (i) further integrate the operations acquired in our acquisition by merger of Multiband, in 2013, and the Custom Solutions Group of Cellular Specialties, Inc., or CSG, a provider of indoor and outdoor DAS and carrier Wi-Fi solutions, services, consultations and maintenance that we acquired in 2013, including elimination of redundant positions and information technology infrastructure to realize acquisition synergies, (ii) exit certain locations to bring our overhead costs in line with our revenue, and (iii) eliminate certain headcount to bring our costs in line with our forecasted demand. The restructuring costs associated with the 2014 Restructuring Plan are recorded in the restructuring expense line item within our consolidated statements of operations and comprehensive loss. We incurred a significant portion of the estimated restructuring expenses related to the 2014 Restructuring Plan during 2014. We have incurred over $22.0 million of expenses related to the 2014 Restructuring Plan as of March 31, 2016 and anticipate incurring the remainder of the planned $25.0 million of the expenses related to the 2014 Restructuring Plan during the first half of 2016.

Operating Segments

We primarily operate through three business segments: Infrastructure Services, Field Services and Professional Services. Through our Infrastructure Services and Professional Services segments, we help wireless carriers and OEMs design, engineer, construct, deploy, integrate, maintain and decommission critical elements of wireless telecommunications networks. Through our Field Services segment, we install, upgrade and maintain satellite television systems for both residential and commercial customers.

Infrastructure Services. Our Infrastructure Services segment provides program management services of field projects necessary to deploy, upgrade, maintain or decommission wireless and wireline outdoor networks. We support wireless carriers in their implementation of critical technologies such as long-term evolution, or 4G-LTE, the addition of new macro cell sites and outdoor small cell sites, increases of capacity at their existing cell sites through additional spectrum allocations, as well as other optimization and maintenance activities at cell sites. Our Infrastructure Services segment is also positioned to assist with the future deployment of technology expected to become the next generation of wireless networks, or 5G, that major carriers have announced plans to begin testing in 2016. When a network provider requests our services to build or modify a cell site, our Infrastructure Services segment is able to: (i) handle the required pre-construction leasing, zoning, permitting and entitlement activities for the acquisition of the cell site, (ii) prepare site designs, structural analysis and certified drawings, and (iii) manage the construction or modification of the site including tower-top and ground equipment installation. These services are managed by our wireless project and construction managers and are performed by a combination of scoping engineers, real estate specialists, ground crews, line and antenna crews and equipment technicians, either employed by us or retained by us as subcontractors.

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

Field Services. Our Field Services segment provides installation and maintenance services to DIRECTV, commercial customers and a provider of internet wireless service primarily to rural markets. We fulfilled over 1.5 million satellite television installations, upgrade or maintenance work orders during each of 2014 and 2015 for DIRECTV, representing 28.0% of DIRECTV’s outsourced work orders for residents of single-family homes for both years.  We were the second largest DIRECTV in-home installation provider in the United States for each of the years ended December 31, 2014 and 2015. In addition to our residential MSA with DIRECTV, our MSA to install equipment for multi dwelling unit, or MDU, facilities was extended in 2015 through 2018. The MSA contains an automatic one-year renewal and may be terminated by either party upon a 180 days’ notice. In addition, on January 25, 2016, we signed a one-year agreement with AT&T Services, Inc., or AT&T Services, to provide Digital Life installation and repair services in connection with our DIRECTV satellite television installation services. The contract renews annually but either party has the right to terminate the agreement upon 60 days’ notice.

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

In addition, we provide services related to the engineering and installation of indoor small cell and DAS networks. Our enterprise small cell and DAS customers often require most or all of the services listed above and may also purchase consulting, post-deployment monitoring, performance optimization and maintenance services. Demand for DAS services declined in 2015 as DAS have largely been built out in existing structures, and we completed a majority of our large stadium DAS build-outs in 2015. While we will continue to offer small cell and DAS services, we intend to focus our efforts to broaden our services with enterprise customers, where we believe there is more opportunity for growth.

Customers

We served over 150 customers in 2015 and the vast majority of our revenues are from subsidiaries of AT&T, including AT&T Mobility, AT&T Services and DIRECTV. Our customer list includes several of the largest carriers and OEMs in the telecommunications industry. Revenues earned from customers other than AT&T and DIRECTV were 9.5% and 12.2% of total revenues for the three months ended March 31, 2015 and 2016, respectively.   If our reputation or relationships with this key customer becomes impaired, we could lose future business with this customer, which could materially adversely affect our ability to generate revenue.

AT&T

Historically, we have provided site acquisition, construction, technology upgrades, Fiber to the Cell and maintenance services for AT&T Mobility, at cell sites in 11 of 31 distinct AT&T Mobility markets, or Turf Markets comprising 11 states.  In 2015, AT&T Mobility rebalanced certain markets where we were the primary vendor, but added 3 additional states where we are an approved vendor for a total of 14 states in which we provide services to AT&T Mobility.  We historically have acted as either the sole, primary or secondary vendor, pursuant to the multi-year MSA that we have entered into with AT&T and have amended and replaced from time to time. We refer to our MSAs with AT&T Mobility related to its turf program collectively as the “Mobility Turf Contract.”

In 2014, our Mobility Turf Contract was restructured to consist of a general MSA with subordinate MSAs governing the services we provide thereunder. Effective January 14, 2014, we entered into the general MSA and a subordinate MSA governing site acquisition services, and on September 1, 2014, we entered into a subordinate MSA governing program management, project management, architecture and engineering, construction management and equipment installation services, or the Subordinate Construction MSA. The services governed by these subordinate MSAs were formerly provided pursuant to our previous Mobility Turf Contract MSA. The general MSA provides for a term expiring on August 31, 2016, and the Subordinate Construction MSA provides for a term expiring on August 31, 2017. AT&T Mobility has the option to renew both contracts on a yearly basis thereafter.

Beginning in the first quarter of 2014, AT&T Mobility accelerated its efforts to deploy its 4G-LTE network, which culminated in our receipt of record revenues from AT&T Mobility during the year ended December 31, 2014. During the second quarter of 2014, AT&T deferred certain capital expenditures with us. We began to see an impact in the volume of services provided to AT&T Mobility during the same quarter, due to the deferral of these AT&T Mobility capital expenditures and we expected this impact to continue into 2015 and 2016.  On November 7, 2014, AT&T Mobility announced that as a result of the substantial completion of the expansion of its 4G-LTE network, its capital expenditures would decrease in 2015, particularly with respect to its wireless infrastructure. Additionally, in an effort to diversify its supplier base, in 2015 AT&T Mobility rebalanced the work assigned to us in certain Turf Markets where we were the primary vendor to other vendors.  The deferrals, the announced reduction in AT&T Mobility’s 2015 capital expenditures and the Turf Market rebalancing reduced our 2015 revenues compared to 2014. With the completion of the build out of AT&T’s 4G-LTE network having occurred in 2014. The impact of the Turf Market rebalancing and the reduction in AT&T Mobility’s capital expenditures was not fully reflected in our operating results until the second quarter of 2015 as our results for the first quarter of 2015 contained revenue earned upon completion of projects assigned in 2014 prior to such events. Although we have seen an increase in the number of projects that AT&T Mobility has awarded us in 2016 as compared to 2015, these projects carry a lower margin and revenue contribution than the new site build projects that were frequently assigned in connection with AT&T Mobility’s accelerated 4G-LTE in previous years. We anticipate that our 2016 Infrastructure Services revenues from AT&T Mobility for the nine months ended December 31, 2016 will decline as compared to our revenues from the same period of 2015.

DIRECTV

We provide satellite television installation services for DIRECTV, a subsidiary of AT&T. Our relationship with DIRECTV extends for over 18 years through the Multiband acquisition and is essential to the success of our Field Services segment’s operations. We have been named the HSP partner of the year for the both 2014 and 2015 fiscal years. We are one of three in-home installation providers that DIRECTV utilizes in the United States, and during each of the years ended December 31, 2014 and 2015, we performed 28.0% of all DIRECTV’s outsourced installation, upgrade and maintenance activities. Our contract with DIRECTV has a term expiring on October 15, 2018, and contains an automatic one-year renewal. The contract may also be terminated by 180 days’ notice by either party. On January 25, 2016, we signed a one-year agreement with AT&T Services to provide Digital Life installation and repair services in connection with our satellite television installation services for DIRECTV. The contract renews annually but is terminable upon 60 days’ notice by either party.

Alcatel-Lucent

On July 15, 2014, we entered into a three-year MSA with Alcatel-Lucent, effective as of June 30, 2014, or the Alcatel-Lucent Contract. Pursuant to the Alcatel-Lucent Contract, we provide, upon request, certain services, including deployment engineering, integration engineering, radio frequency engineering and other support services to Alcatel-Lucent. We have experienced a decline in the amount of legacy work that we have performed for Alcatel-Lucent, and we expect this decline to continue. Following the completion of the merger between Nokia and Alcatel-Lucent on January 4, 2016, we are also seeking to obtain work from Nokia on newer technologies. The Alcatel-Lucent Contract has an initial term ending June 30, 2017, after which the parties may mutually agree to extend the term on a yearly basis.

Sprint

In May 2012, we entered into a MSA with Sprint to provide decommissioning services for Sprint’s iDEN (push-to-talk) network. We are removing equipment from Sprint’s network that is no longer in use and restoring sites to their original condition. The Sprint Agreement has an initial term of five years, and automatically renews on a monthly basis thereafter unless notice of non-renewal is provided by either party. Through December 31, 2014, we completed iDEN decommissioning work of over 11,400 cell sites under the Sprint Agreement. During 2015, we started providing radio frequency engineering services to Sprint and on October 2, 2015, we received a project award to decommission Sprint’s WIMAX network for certain regions. We have established a strong performance record with Sprint, and we are working to grow and evolve our relationship with Sprint in the future.

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

	March 31, 2015	March 31, 2016
Segments	(In millions)
Infrastructure Services	$822.1	$560.2
Field Services	423.9	508.3
Professional Services	184.2	126.6
Total estimated backlog	$1,430.2	$1,195.1

We expect to recognize approximately 50% of our estimated backlog over the next nine months ending December 31, 2016. The vast majority of estimated backlog as of March 31, 2016 originated from multi-year customer relationships, primarily with AT&T Mobility and DIRECTV.

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

Revenues

Our revenues are generated primarily from projects performed under MSAs, and other service agreements, which are generally multi-year agreements. The remainder of our work is generated pursuant to contracts for specific projects or jobs that require the construction or installation of an entire infrastructure system or specified units within an infrastructure system. Revenue from non-recurring, project specific work may experience greater variability than master service agreement work due to the need to replace the revenue as projects are completed. Our MSAs generally contain customer-specified service requirements, such as discrete pricing for individual tasks as well as various other terms depending on the nature of the services provided, and typically provide for termination upon short or no advance notice.

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

Our Infrastructure Services segment revenues are derived from project management, site acquisition, architecture and engineering, construction management, equipment installation and drive-testing verification services. The vast majority of the revenues we earn in our Infrastructure Services segment are from subsidiaries of AT&T and are primarily comprised of work performed under the Mobility Turf Contract. Substantially all of our revenues are earned under fixed-unit price contracts.

Our Field Services segment revenues are primarily from the installation and maintenance services of DIRECTV video programming systems for residents of single family homes through work order fulfillment under a MSA with DIRECTV.  In January  2016, our Field Services segment began providing Digital Life installation and repair services in connection with our DIRECTV satellite television installation services under a one year MSA. The contract renews annually but either party has the right to terminate the agreement upon 60 days’ notice. The Field Services segment also installs and maintains satellite internet services through a contract with ViaSat, Inc.

Our Professional Services segment revenues are derived from wireless and wireline services through engineers who specialize in network architecture, transformation, reliability and performance. Our Professional Services segment revenues are primarily from the design and installation of DAS.

The following table presents our gross deferred project revenue and deferred project cost balances as of December 31, 2015 and March 31, 2016, which have been presented net on a project basis in the accompanying consolidated financial statements (in thousands):

	December 31, 2015	March 31, 2016
Deferred project revenue (gross)	$(35,906)	$(32,622)
Deferred project cost (gross)	50,905	49,850
Net deferred project cost	$14,999	$17,228

Costs in excess of billings on uncompleted projects	$21,060	$21,600
Billings in excess of costs on uncompleted projects	(6,061)	(4,372)
Net deferred project cost	$14,999	$17,228

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

Results of Operations

Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2016

The following table sets forth information concerning our operating results by segment for the three months ended March 31, 2015 and 2016 (in thousands):

	Three Months Ended March 31,
	2015		2016
		Percentage of		Percentage of
	Amount	Total Revenue	Amount	Total Revenue	Change ($)	Change (%)
Revenues:
Infrastructure Services	$140,591	65.9%	$42,948	33.1%	$(97,643)	(69.5)%
Field Services	58,859	27.6%	72,536	55.9%	13,677	23.2%
Professional Services	13,921	6.5%	14,387	11.1%	466	3.3%
Total revenues	213,371	100.0%	129,871	100.0%	(83,500)	(39.1)%
Cost of revenues:
Infrastructure Services	131,881	61.8%	37,980	29.2%	(93,901)	(71.2)%
Field Services	47,796	22.4%	58,565	45.1%	10,769	22.5%
Professional Services	14,163	6.6%	12,301	9.5%	(1,862)	(13.1)%
Total cost of revenues	193,840	90.8%	108,846	83.8%	(84,994)	(43.8)%
Gross profit:
Infrastructure Services	8,710		4,968		(3,742)	(43.0)%
Field Services	11,063		13,971		2,908	26.3%
Professional Services	(242)		2,086		2,328	(962.0)%
Total gross profit	19,531		21,025		1,494	7.6%

Gross margin as percent of segment revenues:
Infrastructure Services	6.2%		11.6%
Field Services	18.8%		19.3%
Professional Services	(1.7)%		14.5%
Total gross margin	9.2%		16.2%
Selling, general and administrative expenses	28,293	13.3%	19,667	15.1%	(8,626)	(30.5)%
Restructuring expense	6,338	3.0%	955	0.7%	(5,383)	(84.9)%
Impairment expense	2,275	1.1%	361	0.3%	(1,914)	(84.1)%
Operating income (loss)	(17,375)	(8.1)%	42	0.0%	17,417	(100.2)%
Interest income	(36)	(0.0)%	(39)	(0.0)%	(3)	8.3%
Interest expense	10,855	5.1%	11,017	8.5%	162	1.5%
Loss before income taxes	(28,194)	(13.2)%	(10,936)	(8.4)%	17,258	(61.2)%
Income tax expense	331	0.2%	51	0.0%	(280)	(84.6)%
Net loss from continuing operations	$(28,525)	(13.4)%	$(10,987)	(8.5)%	$17,538	(61.5)%

Revenues

We recognized total revenues of $129.9 million for the three months ended March 31, 2016, compared to $213.4 million for the three months ended March 31, 2015, representing a decrease of $83.5 million, or 39.1%. Our aggregate revenue from subsidiaries of AT&T, a majority of which was earned through our Infrastructure and Field Services segment, was $116.8 million for the three months ended March 31, 2016, compared to $135.1 million in the same period of 2015. A significant amount of the decrease in our total revenues was due to a decrease of $90.8 million resulting from a decline in the volume of services provided to AT&T Mobility, reduced pricing under the Mobility Turf Contract and a $5.9 million decline in services provided to Sprint as our IDEN decommissioning work for Spring winded down and we do not expect to begin recognizing revenue on the newly awarded WIMAX decommissioning work until the second half of 2016.

Revenues for the Infrastructure Services segment decreased by $97.6 million or 69.5% to $42.9 million for the three months ended March 31, 2016 compared to $140.6 million for the three months ended March 31, 2015. The decrease was primarily due to the decrease in the volume of projects completed under the Mobility Turf Contract as a result of the Turf Market rebalancing, project mix changes and reduced pricing under the contract. In the three months ended March 31, 2015, we recorded revenue on projects related to the 2014 accelerated AT&T Mobility build plan for 4G-LTE that were assigned but not completed during 2014. With the wind down of the accelerated deployment of 4G-LTE networks by our largest customers, the volume and favorability of the mix of our services has decreased as we have had fewer new site builds compared to the same period in 2015.

Revenues for the Field Services segment increased by $13.7 million, or 23.2%, to $72.5 million for the three months ended March 31, 2016 as compared to $58.9 million for the three months ended March 31, 2015. The increase in the Field Services segment revenue was due primarily to a $13.3 million increase in revenue from increased volume in work orders related to the satellite installation and repair services for DIRECTV.  We expect the increased volume in our Field Services segment to continue for the remainder of the year when compared to 2015.

Revenues for the Professional Services segment increased $0.5 million, or  3.3%, to $14.4 million for the three months ended March 31, 2016 compared to $13.9 million for the three months ended March 31, 2015.  This increase was primarily due to a $4.6 million increase in the volume of DAS services provided to Verizon and a $1.2 million increase in the volume of services from the AT&T Mobility small cell and DAS services included within our Professional Services segment. These increases were offset by the decline in our Alcatel-Lucent business.  As discussed under “–Customers–Alcatel-Lucent”, above, we expect our aggregate revenues from Alcatel-Lucent to continue to decline in future periods.

Cost of Revenues

Our cost of revenues for the three months ended March 31, 2016 of $108.8 million decreased $85.0 million or 43.8% as compared to $193.8 million during the three months ended March 31, 2015, and occurred during a period when revenues decreased 39.1% from the comparative period. Gross margins for the three months ended March 31, 2016 of 16.2% increased from 9.2% from the same period in 2015, as a result of the cost cutting initiatives implemented through the 2014 Restructuring Plan, the completion of projects with higher margins and multiple initiatives to innovate and automate our business processes

Cost of revenues for the Infrastructure Services segment decreased $93.9 million, or 71.2%, to $38.0 million for the three months ended March 31, 2016 from $131.9 million during the same period of 2015.  Gross margin for the three months ended March 31, 2016 of 11.6% increased from 6.2% during the same period in 2015. Margins for the three months ended March 31, 2016 increased primarily due to the change in the project mix to projects with higher margins coupled with the cost cutting initiatives implemented through the 2014 Restructuring Plan.

Cost of revenues for the Field Services segment increased $10.8 million, or 22.5%, to $58.6 million for three months ended March 31, 2016, compared to $47.8 million for the same period in 2015 due primarily to the increase in the volume of services for DIRECTV for the period ended. Gross margin for the three months ended March 31, 2016 was 19.3% an increase from 18.8% from the same period in 2015, primarily due to the gross profit increase of $2.9 million or 26.3% as a result of the operational improvement initiatives which included focusing on training and quality. Operational improvements in our Field Services segment were offset by on-boarding costs for technicians to support the revenue growth.

Cost of revenues for the Professional Services segment decreased $1.9 million, or 13.1%, to $12.3 million for the three months ended March 31, 2016 from $14.2 million during the same period in 2015. Gross margins for the three months ended March 31, 2016 increased to 14.5%, from negative 1.7% during the same period in 2015 due to the completion of projects with higher margins coupled with the cost cutting initiatives implemented through the 2014 Restructuring Plan.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2016 was $19.7 million compared to $28.3 million for the same period of 2015, representing an overall decrease of $8.6 million, or 30.5%. The decrease during the period was primarily attributable to (i) a decrease of $5.8 million in employee related costs attributable to the decline in headcount of 30% from the same period in 2015, (ii) a decrease of $1.4 million related to the stock compensation expense and (iii) a decrease of $1.2 million in depreciation and amortization expense.

Interest Expense

Interest expense for the three months ended March 31, 2016 of $11.0 million remained relatively flat compared to the three months ended March 31, 2015 of $10.9 million.

Income Tax Expense

As a result of a change in state income tax rates, we recorded income tax expense of $0.05 million for the three months ended March 31, 2016, compared to tax expense of $0.3 million.  Our effective income tax rate was 0.5% and 1.17% for the three months ended March 31, 2016 and 2015, respectively.

Restructuring Expense

The 2014 Restructuring Plan was approved, committed to and initiated during the second quarter of 2014 to further improve efficiencies in our operations.  Restructuring expense for the three months ended March 31, 2016 was $1.0 million, compared to $6.3 million for the same period in 2015, which was primarily related to the reduction in headcount and the closure of facilities across our business segments to realign our cost structure with our projected demand. The reduction of selling, general and administrative expenses and certain increases in our gross profit are the result of the cost cutting measures related to the 2014 Restructuring Plan.

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

Currently, our primary sources of liquidity are cash flows from operations, funds available under our credit facility, or the Credit Facility, with PNC Bank, National Association, or PNC Bank, and our cash balances. We had $39.8 million and $14.7 million of cash on hand at December 31, 2015 and March 31, 2016, respectively. We expect our cash on hand to increase until our semi-annual interest payment on the notes, which is due on July 1, 2016. Historically, our cash balance has increased in the second quarter as our projects reach billing milestones. Our Credit Facility permits us to borrow up to $50.0 million, subject to a borrowing base calculation and compliance with certain covenants described below. We had $27.8 million and $16.6 million of availability for additional borrowings under our Credit Facility as of March 31, 2015 and 2016, respectively.

We anticipate that our future primary liquidity needs will be for working capital, debt service, including interest payments of $19.7 million on the notes due each January 1 and July 1 until the notes mature in full on July 1, 2018, capital expenditures and any strategic acquisitions or investments that we make. We evaluate opportunities for strategic acquisitions and investments from time to time that may require cash, and we may consider opportunities to either repurchase outstanding debt or repurchase outstanding shares of our common stock in the future. Such repurchases, if any, may be made through the open market or privately negotiated transactions with third parties or pursuant to one or more tender or exchange offers or otherwise, upon such terms and at such prices as we may determine. Whether we effect any such repurchases will depend on a number of factors, including prevailing market conditions, our liquidity requirements, contractual restrictions and prospects for future access to capital.  We may also fund strategic acquisitions or investments with the proceeds from equity or debt issuances. We believe that, based on our cash balance, the availability we expect under the Credit Facility and our expected cash flow from operations, we will be able to meet all of our financial obligations for the next twelve months. Our expected level of operations is based upon the assumption that we will maintain or improve upon our volume of business from our 2015 fiscal year. Our ability to continue to pay the principal and interest on our long-term debt and to satisfy our other liabilities ultimately will be dependent upon establishing profitable operations and growing and diversifying our business.  In order to grow and diversify our business, we may need to raise additional capital, which may include a public or private financing or an amendment or replacement of our Credit Facility to increase our availability for additional borrowings. See Item 1A, Risk Factors—“If we do not obtain additional capital to fund our operations and obligations, our growth may be limited,” of our 2015 Annual Report.  If our business suffers a further significant decline, it could affect our ability to make interest payments, which would trigger our debt financial covenants, cause us to not be in compliance with the covenants under the Indenture and the Credit Facility and may cause us to take actions describe under Item 1A, Risk Factors—“We may be unable to generate sufficient cash to service all of our indebtedness, including the notes, and may be forced to take other actions to satisfy our obligations under our indebtedness, which may be unsuccessful,” of our 2015 Annual Report.

Should we be unable to comply with the terms and conditions of the Credit Facility, we would be required to obtain modifications to the Credit Facility or another source of financing to continue to operate as we anticipate, and we may not be able to obtain any such modifications or find another source of financing on acceptable terms or at all.

Working Capital

Our Infrastructure Services revenues are primarily from fixed-unit price projects and are recognized under the completed contract method of accounting, and we bill for our services as we complete certain billing milestones contained in the contract. Our collection terms are generally one percent if paid in 20 days, net 60 days for AT&T Mobility. Our Mobility Turf Contract allows AT&T Mobility to retain 10% of the amount due, on a per site basis, until the job is completed. For certain customers, including AT&T Mobility, we maintain inventory to meet the requirements for materials under the contracts. Occasionally, certain customers pay us in advance for a portion of the materials we purchase for their projects, or allow us to pre-bill them for materials purchases up to specified amounts. Our agreements with material providers usually allow us to pay them within 45 days of delivery. Our agreements with subcontractors usually have terms of 60 days.

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

As of March 31, 2016, we had negative working capital of $2.0 million, defined as current assets less current liabilities, as compared to $7.8 million in working capital at December 31, 2015. In the three months ended March 31, 2016, we used working capital to on-board technicians in our Field Services segment to support our revenue growth in the Digital Life and DIRECTV installations.  Due to seasonality in our project life cycles, invoicing is generally lower in the first three months of a year and did not offset the working capital needs of the business. As discussed above, our cash balances are historically lower at March 31 and increase as our projects reach billing milestones.

Supplier Finance Program

On May 8, 2014, we entered into an AT&T Mobility-sponsored vendor finance program with Citibank, N.A., or Citibank, that has the effect of reducing the collection cycle time on AT&T Mobility invoices. This program eliminates the one percent discount on each invoice offered to AT&T Mobility for payment within 20 days. We do, however, pay Citibank a discount fee of LIBOR (as defined) plus one percent per annum on the dollar amount of AT&T Mobility receivables sold to Citibank from the date of sale until the scheduled payment date of 60 days from acceptance of the invoice. This program has reduced collection time on AT&T invoices and significantly reduced the AT&T Mobility invoices subject to a one percent discount for early payment, therefore having a positive effect on working capital and our gross profit for the Infrastructure Services segment. Our election to move to this program does, however, cause AT&T Mobility receivables to be removed from the borrowing base calculation under the Credit Facility which has caused our borrowing base under the Credit Facility to be less than the maximum commitment under the Credit Facility of $50.0 million.

Cash Flow Analysis

The following table presents selected cash flow data for the three months ended March 31, 2015 and 2016. (in thousands):

	Three months ended March 31,
	2015	2016
Net cash used in operating activities	$(35,990)	$(24,120)
Net cash used in investing activities	(1,323)	(1,364)
Net cash provided by (used in) financing activities	(4,206)	351
Effect of exchange rate changes on cash	(1)	3
Decrease in cash	$(41,520)	$(25,130)

Operating Activities

Cash flow provided by or used in operations is primarily influenced by demand for our services, operating income and the type of services we provide, but it can also be influenced by working capital needs such as the timing of customer billing, collection of receivables and the settlement of payables and other obligations.

Net cash used in operating activities decreased by $11.9 million to net cash used in operations of $24.1 million for the three months ended March 31, 2016, as compared to the net cash used in operating activities of $36.0 million during the same period in 2015. This change is primarily attributable to the decrease in net loss of $17.5 million adjusted for non-cash items. Cash used in operating activities for the three months ended March 31, 2016 consisted primarily of $20.0 million paid for interest and $2.7 million for restructure liabilities.

Investing Activities

Net cash used in investing activities decreased $0.1 million to $1.4 million for the three months ended March 31, 2016 as compared to the same period in 2015. The construction of the DAS system, which began in 2014, was completed during the three months ended March 31, 2016.  The lease of the DAS system will provide for a term of 10 years.

Financing Activities

Net cash provided by financing activities increased by $4.6 million to $0.4 million for the three months ended March 31, 2016, as compared to $4.2 million of net cash used in financing activities during the same period in 2015. The change was driven by  the cancellation and settlement of a letter of credit that was issued as a guarantee of a related party’s line of credit during the three months ended March 31, 2015.  Our financing activities consist primarily of payments on capital leases and debt issuance costs.

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

Under the terms of the Indenture, we are required to meet certain ratio tests giving effect to anticipated transactions, including borrowing debt and making restricted payments prior to entering these transactions. Under the Indenture, these ratio tests include a Fixed Charge Coverage Ratio of at least 2.00 to 1.00 (which ratio was 0.33 to 1.00 at March 31, 2016) and a Total Leverage Ratio not greater than 2.50 to 1.00 (which ratio was 24.55 to 1.00 at March 31, 2016). The holders of the notes granted a waiver to these covenants in conjunction with the issuance of the Tack-On Notes, and we have not entered into any other transaction that requires it to meet these tests as of March 31, 2016.  Had we been required to meet these ratio tests as of March 31, 2016, we would not have met the Fixed Charge Coverage Ratio or the Total Leverage Ratio.

Under the terms of the Credit Facility, we must maintain a Fixed Charge Coverage Ratio equal to at least 1.25 to 1.00 (which ratio was 0.36 to 1.00 at March 31, 2016) and a Leverage Ratio no greater than 5.00 to 1.00 (which ratio was 19.32 to 1.00 at March 31, 2016) during such time as a Triggering Event is continuing.  Prior to August 12, 2015, a “Triggering Event” was defined to occur when our undrawn availability (measured as of the last date of each month) on the Credit Facility had failed to equal at least $10.0 million for two consecutive months and continued until undrawn availability equaled $20.0 million for at least three consecutive months. On August 12, 2015, we executed the Sixth Amendment to the agreement governing the Credit Facility (the “Amendment”) which amended the definition of a “Triggering Event” and extended the term of the Credit Facility to June 23, 2017. The Amendment revised the definition of a “Triggering Event” such that a Triggering Event is now deemed to occur if undrawn availability for two consecutive months (measured as of the last date of each month) fails to equal the lesser of (i) 25% of the amount of eligible receivables and eligible inventory used in the calculation of the borrowing base or (ii) $10,000,000.  In addition, pursuant to the Amendment, a Triggering Event will cease to occur when undrawn availability for three consecutive months (measured as of the last date of each month) is at least equal to the lesser of (x) 50% of the amount of eligible receivables and eligible inventory used in the calculation of the borrowing base or (y) $20,000,000.  We are only required to maintain such ratios at such time that a Triggering Event is in existence.  Failure to comply with such ratios during the existence of a Triggering Event constitutes an Event of Default (as defined therein) under the Credit Facility.  Had we been required to meet these ratio tests as of March 31, 2016, we would not have met the Fixed Charge Coverage Ratio or the Leverage Ratio.

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

We also present Consolidated EBITDA, as defined in the Indenture, because certain covenants in the Indenture that affect our ability to incur additional indebtedness as well as to enter into certain other transactions are calculated based on Consolidated EBITDA. Consolidated EBITDA adjusts EBITDA to eliminate the impact of certain items, including: (i) share-based compensation

(non-cash portion); (ii) certain professional and consultant fees identified in the Indenture; (iii) severance expense (paid to certain senior level employees); (iv) amortization of debt issuance costs; (v) restatement fees and expenses; (vi) a tax gross-up payment made to our Chief Executive Officer to cover his tax obligation for an award of common stock; (vii) transaction fees and expenses related to acquisitions; (viii) certain restructuring fees and expenses; (ix) impairment charges recognized on our long-lived assets; and (ix) fees and expenses related to the issuance of equity permitted under the Indenture.

Because EBITDA and Consolidated EBITDA are not recognized measurements under U.S. GAAP, they have limitations as analytical tools. Because of these limitations, when analyzing our operating performance, investors should use EBITDA and Consolidated EBITDA in addition to, and not as an alternative for, net income, operating income or any other performance measure presented in accordance with U.S. GAAP. Similarly, investors should not use EBITDA or Consolidated EBITDA as an alternative to cash flow from operating activities or as a measure of our liquidity.

The following table reconciles our net income to EBITDA and EBITDA to Consolidated EBITDA (in thousands):

	Three months ended March 31,
	2015	2016
EBITDA and Consolidated EBITDA:
Net loss	$(28,525)	$(10,987)
Income tax expense	331	51
Interest expense, net	10,819	10,978
Depreciation and amortization	2,877	1,672
EBITDA	(14,498)	1,714
Share-based compensation (a)	1,963	544
Restructuring expense (b)	6,338	955
Amortization of debt issuance costs (c)	(873)	(894)
Asset impairments (d)	2,275	361
Consolidated EBITDA	$(4,795)	$2,680

(a)	Represents non-cash expense related to equity-based compensation.
(b)	Represents restructuring charges related to the 2014 Restructuring Plan.
(c)	Amortization of debt issuance costs is included in interest expense but excluded in the calculation of Consolidated EBITDA per the Indenture.
(d)	Represents impairment charges recognized on internally developed software and assets held for sale.

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

Guarantees

We generally indemnify our customers for the services we provide under our contracts, as well as other specified liabilities, which may subject us to indemnity claims, liabilities and related litigation. At March 31, 2016 we were not aware of any asserted claims for material amounts in connection with these indemnity obligations.

Seasonality

Historically we have experienced seasonal variations in our business, primarily due to the capital planning cycles of certain of our customers. Generally, AT&T Mobility’s initial annual capital plans are not finalized to the project level until sometime during the first three months of the year, resulting in reduced capital spending in the first quarter relative to the rest of the year. This results in a significant portion of contracts related to our Infrastructure Services segment being completed during the fourth quarter of each year. Because we have adopted the completed contract method, we do not recognize revenue or expenses on contracts until we have substantially completed the contract. Accordingly, the recognition of revenue and expenses on contracts that span quarters may also cause our reported results of operations to experience significant fluctuations.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires our management to use judgment in the application of accounting policies, including making estimates and assumptions. We base estimates on our experience and on various other assumptions believed to be reasonable under the circumstances. These estimates affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, it is possible that different accounting would have been applied, resulting in a different presentation of our consolidated financial statements. From time to time, we re-evaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. We have reviewed and approved these significant accountings policies, which are further described under “Critical Accounting Policies and Estimates” and Note 2 to the Consolidated Financial Statements in the 2015 Annual Report.

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

Interest Rate Risk

The interest on outstanding balances under our Credit Facility accrues at variable rates based, at our option, on the agent bank’s base rate (as defined in the Credit Facility) plus a margin of between 1.50% and 2.00%, or at LIBOR (not subject to a floor) plus a margin of between 2.50% and 3.00%, depending on certain financial thresholds. We had $0.5 million in outstanding borrowings under our Credit Facility as of March 31, 2016. Our notes payable balance at March 31, 2016 is comprised of our notes due in 2018, which bear a fixed rate of interest of 12.125%. Due to the fixed rate of interest on the notes, changes in interest rates would not have an impact on the related interest expense.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered in this Report. Based on the evaluation performed, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

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

None.

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

GOODMAN NETWORKS INCORPORATED
Date: May 16, 2016	By:	/s/ Ron B. Hill
	Name:	Ron B. Hill
	Title:	Chief Executive Officer, President and Executive Chairman

Date: May 16, 2016	By:	/s/ Joy L. Brawner
	Name:	Joy L. Brawner
	Title:	Chief Financial Officer

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed Herewith
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