Form 10-Q
period 2016-06-30
Goodman Networks Inc
filed 2016-08-15
CIK 1335982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

or

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

As of August 12, 2016, there were 912,754 shares of the registrant’s common stock, $0.01 par value, outstanding.

*	The registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, but is not required to file such reports under such sections.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements                                 Goodman Networks Incorporated

Consolidated Balance Sheets

(In Thousands, Except Share Amounts and Par Value)

(Unaudited)

	December 31, 2015	June 30, 2016

Assets
Current Assets
Cash	$39,832	$25,003
Accounts receivable, net of allowances for doubtful accounts of $107 at December 31, 2015 and $110 at June 30, 2016	21,179	30,246
Unbilled revenue on completed projects	695	596
Costs in excess of billings on uncompleted projects	3,428	5,020
Inventories	10,175	9,428
Prepaid expenses and other current assets	3,147	3,284
Assets held for sale	41,749	34,970
Income tax receivable	204	204
Total current assets	120,409	108,751

Property and equipment, net of accumulated depreciation of $30,140 at December 31, 2015 and $20,941 at June 30, 2016	19,036	18,140
Deposits and other assets	2,357	2,901
Insurance collateral	15,035	14,741
Intangible assets, net of accumulated amortization of $14,508 at December 31, 2015 and $15,767 at June 30, 2016	14,412	13,153
Long-term assets held for sale	4,131	—
Goodwill	67,296	58,648
Total assets	$242,676	$216,334

Liabilities and Shareholders' Deficit
Current Liabilities
Line of credit	$—	$12,825
Accounts payable	23,748	24,487
Accrued expenses	54,190	50,608
Income taxes payable	311	114
Billings in excess of costs on uncompleted projects	2,930	2,028
Deferred revenue	2,295	1,541
Liabilities related to assets held for sale	28,337	23,480
Deferred rent	51	19
Current portion of capital leases	775	728
Total current liabilities	112,637	115,830

Notes payable, net of deferred financing cost	315,748	317,551
Capital lease obligations	400	158
Long-term liabilities held for sale	325	—
Accrued expenses, non-current	6,842	7,473
Deferred revenue, non-current	8,973	10,061
Deferred tax liability	1,714	1,714
Deferred rent, non-current	168	167
Total liabilities	446,807	452,954

Shareholders' Deficit
Common stock, $0.01 par value, 10,000,000 shares authorized; 1,029,072 issued and 912,754 outstanding at December 31, 2015 and June 30, 2016	10	10
Treasury stock, at cost, 116,318 shares at December 31, 2015 and June 30, 2016	(11,756)	(11,756)
Additional paid-in capital	25,914	26,649
Accumulated other comprehensive income	18	24
Accumulated deficit	(218,317)	(251,547)
Total shareholders' deficit	(204,131)	(236,620)
Total liabilities and shareholders' deficit	$242,676	$216,334

See accompanying notes to the consolidated financial statements

Goodman Networks Incorporated

Consolidated Statements of Operations and Comprehensive Loss

(In Thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016
Revenues	$81,167	$90,881	$160,997	$177,857
Cost of revenues	68,750	78,829	137,375	149,825
Gross profit (exclusive of depreciation and amortization included in selling, general and administrative expense shown below)	12,417	12,052	23,622	28,032
Selling, general and administrative expenses	17,755	12,942	41,074	27,490
Restructuring expense	2,262	906	7,643	1,400
Impairment expense	500	8,687	2,142	8,767
Operating loss	(8,100)	(10,483)	(27,237)	(9,625)
Interest expense, net	11,053	11,010	21,872	21,988
Loss before income taxes and discontinued operations	(19,153)	(21,493)	(49,109)	(31,613)
Income tax expense	30	27	340	66
Loss from continuing operations before discontinued operations	(19,183)	(21,520)	(49,449)	(31,679)
Discontinued operations, net of income taxes	9,435	(723)	11,176	(1,551)
Net loss	$(9,748)	$(22,243)	$(38,273)	$(33,230)
Other comprehensive income:	26	5	26	9
Comprehensive loss	$(9,722)	$(22,238)	$(38,247)	$(33,221)

See accompanying notes to the consolidated financial statements

Goodman Networks Incorporated

Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Six Months Ended June 30,
	2015	2016
Operating Activities
Net loss	$(38,273)	$(33,230)
Net income (loss) from discontinued operations	(11,176)	1,551
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	2,360	1,878
Amortization of intangible assets	2,908	1,259
Amortization of debt discounts and deferred financing costs	1,797	1,803
Impairment charges	2,142	8,767
Change in estimate of doubtful accounts	(176)	573
Deferred tax expense	279	—
Share-based compensation expense	3,361	735
Change in fair value of contingent consideration	(726)	—
Disposal on property and equipment	—	61
Changes in:
Accounts receivable	(219)	(9,640)
Unbilled revenue	959	99
Costs in excess of billings on uncompleted projects	62	(1,592)
Inventories	1,098	747
Prepaid expenses and other assets	(4,424)	(387)
Accounts payable and other liabilities	4,844	(2,213)
Income taxes payable / receivable	(1,590)	(197)
Billings in excess of costs on uncompleted projects	(208)	(902)
Deferred revenue	3,566	334
Deferred rent	(38)	(33)
Net cash used in continuing operating activities	(33,454)	(30,387)
Net cash provided by discontinued operating activities	17,094	4,733
Net cash used in operating activities	(16,360)	(25,654)

Investing Activities
Purchases of property and equipment	(1,535)	(1,162)
Proceeds from the sale of property and equipment	11	—
Change in due from shareholders	2	—
Net cash used in continuing investing activities	(1,522)	(1,162)
Net cash used in discontinued investing activities	(488)	(556)
Net cash used in investing activities	(2,010)	(1,718)

Financing Activities
Proceeds from lines of credit	380,948	320,172
Payments on lines of credit	(380,948)	(307,346)
Payments on capital leases, notes payable	(512)	(289)
Payments on guarantee arrangements	(4,000)	—
Net cash (used in) provided by continuing financing activities	(4,512)	12,537
Net cash (used in) provided by discontinued financing activities	-	-
Net cash (used in) provided by financing activities	(4,512)	12,537

Effect of exchange rate changes on cash	28	6
Decrease in cash	(22,854)	(14,829)
Cash, Beginning of Period	76,703	39,832
Cash, End of Period	$53,849	$25,003

See accompanying notes to the consolidated financial statements

Goodman Networks Incorporated

Consolidated Statements of Cash Flows (Continued)

(In Thousands)

(Unaudited)

	Six Months Ended June 30,
	2015	2016
Supplemental Cash Flow Information
Cash paid for interest	$19,965	$20,121
Cash paid for income taxes	$1,125	$194

Supplemental Non-Cash Investing and Finance Activities
Purchase of property and equipment financed through capital leases and other financing arrangements	$197	$—

See accompanying notes to the consolidated financial statements

Goodman Networks Incorporated

Notes to Consolidated Financial Statements

(Unaudited)

Note 1. Organization and Business

Goodman Networks Incorporated, a Texas corporation (“Goodman Networks” and collectively with its subsidiaries, the “Company”), is a leading provider of installation and maintenance services for satellite communications. The Company also provides network infrastructure and professional services to the telecommunications industry.  The Company serves the satellite television industry by providing onsite installation, upgrade and maintenance of satellite television systems to both the residential and commercial market customers.  The Company’s professional services include the design, engineering, construction, deployment, and maintenance of small cell and distributed antenna systems (“DAS”). The Company’s wireless telecommunications services include the maintenance, and decommissioning of wireless networks for traditional cell towers. These highly specialized and technical services are critical to the capability of the Company’s customers to deliver video, data and voice services to their end users.

Disposition of Business Unit

During the second quarter of 2016, the Company entered into an Asset Purchase Agreement (the “Agreement”) with Dycom Industries, Inc. (“Dycom”), pursuant to which the Company agreed to sell certain assets to Dycom, and Dycom agreed to assume certain liabilities of the Company, related to the Company’s former wireless network deployment and wireline businesses (the “Assets”).  As a result, the Company has classified the results of the wireless network deployment and the wireline businesses as discontinued operations in the consolidated statements of operations and comprehensive loss for all periods presented. Additionally, the related assets and liabilities associated with the discontinued operations are classified as held for sale in the consolidated balance sheet.  On July 6, 2016, the Company completed the sale of the Assets to Dycom pursuant to the terms and conditions of the Agreement, as amended. As consideration for the Assets, Dycom paid the Company approximately $107.5 million, which was subject to a customary working capital adjustment currently estimated to require the Company to pay Dycom $4.7 million, and assumed certain liabilities of the Company. $20.0 million of the proceeds from the sale of the Assets has been deposited into an indemnity escrow account and will be held until certain conditions are fulfilled. We deposited the net proceeds from the sale of the Assets received as of July 6, 2016 in two accounts.  $35.0 million of the net proceeds were deposited in an account subject to the control of PNC Bank, National Association (now Midcap Financial Trust) (the “New Credit Facility Account”), and $45.3 million of the net proceeds were deposited into an account subject to the control of the collateral trustee (the “Notes Account”). See Note 3 – Discontinued Operations and Note 7 – Notes Payable for additional information.

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

  In connection with the sale of the Company’s wireless network deployment and wireline business, the Company completed its 2014 Restructuring Plan and approved, committed to and initiated plans to reduce its selling, general and administrative costs in line with the Company’s continuing operations (the 2016 Restructuring Plan).

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

The total amount of gross billings on uncompleted contracts as of December 31, 2015 and June 30, 2016 was $14.9 million and $14.0 million, respectively.

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

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01, which provides guidance for the recognition, measurement, presentation and disclosure of financial assets and financial liabilities. ASU 2016-01 is effective for fiscal years, and for interim periods within those years, beginning after December 15, 2017 and, for most provisions, is effective using the cumulative-effect transition approach. Early application is permitted for certain provisions. The Company is currently evaluating the potential effect of this ASU on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Subtopic 842) (“ASU 2016-02”). ASU 2016-02 provides revised guidance for lease accounting and related disclosure requirements, including a requirement for lessees to recognize lease assets and lease liabilities for operating leases with a duration of greater than one year. Under the previous guidance, lessees were not required to recognize assets and liabilities for operating leases on the balance sheet. ASU 2016-02 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. Modified retrospective application is required for all relevant prior periods. The Company is currently evaluating the potential impact of this ASU on its consolidated financial statements. Upon adoption, the Company expects to recognize lease assets and liabilities for certain of its operating leases on the Company’s consolidated balance sheets.

In March 2016, the FASB issued ASU No. 2016-09, Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). The new guidance was developed as part of the FASB's simplification initiative. The core principle of the ASU is that all income tax effects of awards are to be recognized in the statement of operations and comprehensive loss when the awards vest or are settled, it allows an employer to repurchase more of an employee's shares than it can currently for tax withholding purposes without triggering liability accounting, and allows an employer to make a policy election to account for forfeitures as they occur. ASU 2016-09 is effective for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2016. However early adoption is permitted. The Company anticipates the adoption in the effective period and is currently evaluating the effect, if any, that the ASU 2016-09 will have on the consolidated financial statements and related disclosures.

In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”).  The amendments add further guidance on identifying performance obligations and also to improve the operability and understandability of the licensing implementation guidance. The amendments do not change the core principle of the guidance in Topic 606. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements in Topic 606. Public entities should apply the amendments for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein. Early application for public entities is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods therein. The Company is currently evaluating the potential impact of ASU 2016-10 on its consolidated financial statements.

In May 2016, the FASB issued ASU No. 2016-12 Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”). The amendments, among other things: (1) clarify the objective of the collectability criterion for applying paragraph 606-10-25-7; (2) permit an entity to exclude amounts collected from customers for all sales (and other similar) taxes from the transaction price; (3) specify that the measurement date for noncash consideration is contract inception; (4)  provide a practical expedient that permits an entity to reflect the aggregate effect of all modifications that occur before the beginning of the earliest period presented when identifying the satisfied and unsatisfied performance obligations, determining the transaction price, and allocating the transaction price to the satisfied and unsatisfied performance obligations; (5) clarify that a completed contract for purposes of transition is a contract for which all (or substantially all) of the revenue was recognized under legacy GAAP before the date of initial application, and (6) clarify that an entity that retrospectively applies the guidance in Topic 606 to each prior reporting period is not required to disclose the effect of the accounting change for the period of adoption. The effective date of these amendments are the same date that Topic 606 is effective. Topic 606 is effective for public entities for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein. The Company is currently evaluating the potential impact of ASU 2016-12 on its consolidated financial statements.

Recent Accounting Pronouncements Adopted in 2016.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), to simplify the presentation of debt issuance costs. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts.  The new standard is effective for the Company in the fiscal year beginning after December 15, 2015.   The Company adopted ASU No. 2015-03 as of January 1, 2016. Prior period deferred financing costs of $10.4 million in the consolidated balance sheets as of December 31, 2015, has been reclassified to conform to the current period as required by the standard. See Note 7 to the Consolidated Financial Statements for further updates.

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

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”). ASU 2015-16 eliminates the requirement to retrospectively account for adjustments to provisional amounts within the measurement period recognized at the acquisition date in a business combination. ASU 2015-16 requires that these adjustments be recognized in the reporting period in which the adjustment amounts are determined and be calculated as if the accounting had been completed as of the acquisition date. ASU 2015-16 is effective prospectively for fiscal years, and for interim periods within those years, beginning after December 15, 2015. The Company adopted ASU 2015-16, however the adoption of the guidance did not have a material effect on the consolidated financial statements and related disclosures.

Note 3. Discontinued Operations

During the second quarter of 2016, the Company entered into the Agreement with Dycom, pursuant to which the Company agreed to sell certain Assets to Dycom, and Dycom agreed to assume certain liabilities of the Company, related to the Company’s former wireless network deployment and wireline businesses within the Infrastructure Services segment.  As a result, the Company has classified the results of the wireless network deployment and the wireline businesses as discontinued operations in the consolidated statements of operations and comprehensive loss for all periods presented. Additionally, the related assets and liabilities associated with the discontinued operations are classified as held for sale in the consolidated balance sheets.  On July 6, 2016, the Company completed the sale of the Assets to Dycom pursuant to the terms and conditions of the Agreement, as amended. The financial results of the Assets sold within the Infrastructure Services segment are presented as Assets held for sale. The following table presents the aggregate carrying amounts of the classes of held for sale assets and liabilities as of December 31, 2015 and June 30, 2016.

	December 31, 2015	June 30, 2016
	(In thousands)

Carrying amounts of assets included as part of discontinued operations:
Accounts receivable, net	$7,633	$5,069
Unbilled revenue on completed projects	11,060	8,078
Costs in excess of billings on uncompleted projects	17,632	10,929
Inventories	5,177	5,303
Prepaid expenses and other current assets	247	1,725
Property and equipment, net	2,053	1,595
Deposits and other assets	196	389
Goodwill	1,882	1,882
Total assets classified as held for sale in the consolidated balance sheets	$45,880	$34,970

Carrying amounts of liabilities included as part of discontinued operations:
Accounts payable	22,138	19,237
Accrued expenses	3,004	1,633
Billings in excess of costs on uncompleted projects	3,131	1,916
Deferred rent - short term	64	67
Other non-current liability	79	308
Deferred rent - long term	246	319
Total liabilities classified as held for sale in the consolidated balance sheets	$28,662	$23,480

The following table presents the financial results related to discontinued operations for the three and six months ended June 30, 2016 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016
Revenues	$105,507	$42,501	$239,048	$85,396
Cost of revenues	91,502	38,939	216,717	76,789
Gross profit (exclusive of depreciation and amortization included in selling, general and administrative expense shown below)	14,005	3,562	22,331	8,607
Selling, general and administrative expenses	4,125	3,797	9,099	8,916
Restructuring expense	409	479	1,366	940
Impairment expense	—	—	633	281
Operating income (loss)	9,471	(714)	11,233	(1,530)
Loss before income taxes	9,471	(714)	11,233	(1,530)
Income (loss) tax expense	36	9	57	21
Net income (loss) from discontinued operations	$9,435	$(723)	$11,176	$(1,551)

The following table presents the cash flow related to discontinued operations for the six months ended June 30, 2016 (in thousands):

	Six Months Ended June 30,
	2015	2016
Net cash provided by discontinued operating activities	$17,094	$4,733
Net cash used in discontinued investing activities	(488)	(556)
Net cash provided by (used in) discontinued financing activities	—	—

Note 4. Property and Equipment

Property and equipment consisted of the following: (in thousands)

	December 31, 2015	June 30, 2016
Software	$19,065	$14,372
Computers and office equipment	9,635	20,129
Furniture and fixtures	1,112	756
Other equipment	3,067	2,587
Vehicles	80	10
Construction in process	14,433	134
Leasehold improvements	1,784	1,093
	49,176	39,081
Less: accumulated depreciation and amortization	(30,140)	(20,941)
Property and equipment, net	$19,036	$18,140

Depreciation and amortization of property and equipment for the three months ended June 30, 2015 and 2016 was $1.2 million and $1.3 million, respectively, and $2.4 million and $1.9 million, for the six months ended June 30, 2015 and 2016, which has been recorded in selling, general and administrative expenses.

The Company entered into a lease contract during 2014 for a right of use license with nonexclusive access to certain DAS deployment sites. The term of the right of use is an initial ten years with two optional renewals of five years each.  Prior to the completion, the Company recorded the cost of the DAS system within fixed assets as construction in process. In March 2016, the Company completed the DAS system and the costs are recorded to computers and office equipment and are depreciated over the asset’s useful life of 10 years.

Note 5. Goodwill and Intangibles

The Company assigns goodwill to a reporting unit and tests the goodwill annually on October 1 unless a triggering event had occurred.  A reporting unit is defined as an operating segment or one level below an operating segment.  The reporting units are not the equivalent to the reportable segments as we have five reporting units and three reportable segments.  The Company’s Infrastructure Services and Field Services segments are each considered a reporting unit.  The Company’s Professional Services segment includes two reporting units which are its Core Network Deployment (“CND”) reporting unit and its Central Network Engineering (“CNE”) reporting unit.

The Company assesses goodwill and other intangible assets with indefinite lives for impairment annually and when an event occurs or circumstances change that would suggest a triggering event. If a triggering event is identified, a step one assessment is performed to identify any possible goodwill impairment in the period in which the event is identified. In connection with our annual assessment of goodwill performed during the fourth quarter of calendar year 2015, we updated our key assumptions, including our forecasts of revenue and income for each reporting unit. As previously noted, there can be no assurance that the revenue estimates and assumptions regarding forecasted cash flows, the impact of further declines in AT&T Inc. (“AT&T”) spending, or other inputs used in forecasting the present value of forecasted cash flows will prove to be accurate projections of future performance.

Determining the fair value of a reporting unit or an indefinite-lived intangible asset involves judgment and the use of significant estimates and assumptions, particularly related to future operating results and cash flows. These estimates and assumptions include, but are not limited to, revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions and identification of appropriate market comparable data. Preparation of forecasts and the selection of the discount rate involve significant judgments that we base primarily on existing firm orders, expected future orders, and general market conditions. Significant changes in these forecasts, the discount rate selected, or the weighting of the income and market approach could affect the estimated fair value of one or more of our reporting units and could result in a goodwill impairment charge.

During the three months ended June 30, 2016, the Company concluded that an interim impairment test of the goodwill of its CND reporting unit within the Professional Services segment was necessary. This conclusion was based on certain indicators of impairment, including the reduction in a bid and project backlog for enterprise customers as a result of carriers reducing funding for DAS projects.  Prior to conducting the goodwill impairment test, the Company first evaluated the other long-lived assets of the CND reporting unit for recoverability. Recoverability was tested using undiscounted future cash flow projections based on management’s long-range estimates of market conditions.  The undiscounted cash flows of the long lived assets of the CND reporting unit including its customer relationships, non-competes and property and equipment exceeded the carrying value.

The Company then looked for indications of impairment of the goodwill of the CND reporting unit by comparing  the fair value, determined using discounted cash flows using a weighted income statement and market approach, to its carrying value which indicated that a step 2 calculation to quantify the potential impairment was required. After a subsequent review of the fair value of the net assets of the CND reporting unit, it was determined that the implied fair value of goodwill was $0 and, accordingly, the entire $8.6 million goodwill balance was written-off during the three months ended June 30, 2016. The key assumptions used in the fair value calculations were projected cash flows and the discount rate.

Goodwill to be disposed of as result of the sale of certain assets and liabilities within our Infrastructure Services segment is included in current assets held for sale on the consolidated balance sheets as of June 30, 2016. The changes in goodwill, by business segment for the six months ended June 30, 2016 are as follows (in thousands):

	Field Services	Professional Services	Total
Goodwill at December 31, 2015	$58,648	$8,648	$67,296
Impairment adjustments	—	(8,648)	(8,648)
Disposition of business	—	—	—
Goodwill at June 30, 2016	$58,648	$—	$58,648

Intangible assets were as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Impairment Charges	Intangible Assets, net
Customer contracts	$13,900	$4,008	$—	$9,892
Customer relationships	6,610	4,398	—	2,212
Tradename	3,860	3,860	—	—
Noncompete agreements	3,150	2,101	—	1,049
Customer backlog	1,400	1,400	—	—
Total	$28,920	$15,767	$—	$13,153

Amortization of intangible assets was $1.5 million and $0.6 million for the three months ended June 30, 2015 and 2016, respectively and $2.9 million and $1.3 million for the six months ended June 30, 2015 and 2016, respectively.

Note 6. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31, 2015	June 30, 2016
Employee compensation and related costs	$11,664	$11,712
Sales and use tax payable	5,316	3,192
Accrued job loss	644	86
Accrued interest	19,704	19,703
Workers' compensation, current	2,996	3,037
Accrued restructuring costs, current	4,507	2,280
Other, current	9,359	10,598
Total accrued expenses, current	$54,190	$50,608

Workers' compensation, non-current	5,359	5,996
Accrued restructuring & other costs, non-current	1,483	1,477
Total accrued expenses, non-current	$6,842	$7,473

Note 7. Notes Payable and Line of Credit

Notes payable consist of the following (in thousands):

	December 31, 2015	June 30, 2016
Senior secured notes due July 1, 2018, net of discount of $1,390 as of December 31, 2015 and $1,113 as of June 30, 2016 respectively, with stated interest of 12.125%	$223,610	$223,887
Senior secured notes due July 1, 2018, including a premium of $2,553 and $2,037 as of December 31, 2015 and June 30, 2016 respectively, with stated interest of 12.125%	102,553	102,037
	326,163	325,924
Less: deferred financing costs	(10,415)	(8,373)
Notes payable, net of deferred financing costs	$315,748	$317,551

The table below presents the outstanding balance on the previous Credit Facility (in thousands):

	December 31, 2015	June 30, 2016
Revolving credit facility	$—	$12,825

On June 23, 2011 the Company issued $225.0 million of its 12.125% senior secured notes due July 1, 2018 (the “Notes”) at a discount of $3.9 million.  The Notes issued on June 23, 2011 carry a stated interest rate of 12.125%, with an effective rate of 12.50%. On June 13, 2013, the Company issued an additional $100.0 million of Notes through a subsidiary (the “Tack-On Notes”) as a “tack-on” under and pursuant to the indenture under which the Company issued the Notes. The Tack-On Notes were offered at 105% of their principal amount for an effective interest rate of 10.81%.  Interest is payable semi-annually each January 1 and July 1 on the Notes. The Notes are secured by: (i) a first-priority lien on substantially all of the Company’s existing and future domestic plant, property, assets and equipment including tangible and intangible assets, other than the assets that secure the Company’s credit facility (the “New Credit Facility”) with Midcap Financial Trust, on a first-priority basis, (ii) a first-priority lien on 100% of the capital stock of the Company’s existing and future material U.S. subsidiaries and non-voting stock of the Company’s existing and future material non-U.S. subsidiaries and 66% of all voting stock of the Company’s existing and future material non-U.S. subsidiaries and (iii) a second-priority lien on the Company’s accounts receivable, unbilled revenue on completed contracts and inventory that secured the New Credit Facility on a first-priority basis, subject, in each case, to certain exceptions and permitted liens.

The Notes: (i) are general senior secured obligations; (ii) are guaranteed by the Company’s existing and future wholly owned material domestic subsidiaries; (iii) rank pari passu in right of payment with all of the Company’s existing and future indebtedness that is not subordinated; (iv) are senior in right of payment to any of the Company’s existing and future subordinated indebtedness; (v) are structurally subordinated to any existing and future indebtedness and other liabilities of the Company’s non-guarantor subsidiaries; and (vi) are effectively junior to all obligations under the New Credit Facility to the extent of the value of the collateral securing the Credit Facility on a first priority basis.

The Company may currently redeem some or all of the Notes at a premium that will decrease over time plus accrued and unpaid interest.

Pursuant to the terms of the indenture governing the Notes, or the Indenture, and subject to certain limitations, the Company is permitted to use the net proceeds from sales of certain assets for limited purposes including, among other things, (i) acquiring all or substantially all of the assets of, or any capital stock of, a business reasonably related to the business the Company conducted when the Notes were originally issued; or (ii) making an investment in replacement assets or making a capital expenditure in or that is used or useful in a business reasonably related to the business the Company conducted when the Notes were originally issued. The Company is permitted to use the net proceeds from sales of other assets for limited purposes including, among other things, (i) making an investment in other secured assets or property or another business reasonably related to the business the Company conducted when the Notes were originally issued if, after giving effect to such investment, such business becomes a guarantor or is merged into or consolidated with the Company or any of its guarantors; (ii) making a capital expenditure with respect to certain assets; or (iii) repaying, repurchasing or redeeming principal and interest on parity lien indebtedness, including the Notes.

Pending the final application of the net proceeds, we may temporarily reduce revolving credit borrowings or otherwise invest such net proceeds in any manner that is not prohibited by the Indenture.  If the Company does not use the net proceeds from asset sales as permitted by the Indenture within 360 days after their receipt, the Company will be required to make an offer to repurchase the Notes with any remaining net proceeds on a pro rata portion of the Notes at 100% of their principal amount, plus accrued and unpaid interest and additional interest, if any, to the date of repurchase.  For any transactions entered into during such 360 day period that would constitute a permitted use of funds in the New Credit Facility Account or the Notes Account under the Indenture, the Company has up to 180 days after the end of the 360 day period to close the transaction.

The terms of the Indenture require the Company to meet certain ratio tests giving effect to anticipated transactions, including borrowing debt and making restricted payments prior to entering these transactions.  These ratio tests are, as defined per the Indenture, a Fixed Charge Coverage Ratio of at least 2.00 to 1.00 and a Total Leverage Ratio not greater than 2.50 to 1.00.  The holders of the Notes granted a waiver to these covenants in conjunction with the issuance of the Tack-On Notes, and the Company has not entered into any other transaction that requires it to meet these tests as of June 30, 2016.  Had the Company been required to meet these ratio tests as of June 30, 2016, the Company would not have met the Fixed Charge Coverage Ratio or the Total Leverage Ratio.

On July 29, 2016, the Company, entered into a Revolving Loan Note (the “Revolving Loan Note”) and a Credit and Security Agreement with Midcap Financial Trust, as administrative agent and lender, and the additional lenders parties thereto from time to time (the “New Credit Agreement”), which provides for a revolving credit facility with a maximum commitment of $25 million (the “New Credit Facility”).

The New Credit Facility is secured by a first lien on the Company’s accounts receivable, inventory, related contracts and other rights and other assets related to the foregoing and proceeds thereof. The New Credit Facility is subject to an intercreditor agreement dated as of June 23, 2011, by and among the Creditor, as the replacement ABL lender thereunder, and U.S. Bank, National Association, as the collateral trustee for benefit of the holders of the Notes.

Availability for borrowings under the New Credit Facility is subject to a borrowing base that is calculated as a function of the value of the Company’s eligible accounts receivable and inventory. Borrowings under the New Credit Facility bear interest at a floating rate equal to the sum of the current LIBOR rate plus an applicable margin of 4.85%. The New Credit Facility terminates, and all outstanding principal and interest thereunder is due and payable, on April 1, 2018.

In addition, the Company is required to pay a monthly collateral management fee and, if the average end-of-day principal balance of revolving loans during the immediately preceding month is less than $6,250,000, a monthly minimum balance fee.

The New Credit Agreement contains customary covenants that place restrictions on, among other things, the incurrence of debt, granting of liens and sale of assets. At all times at which amounts are outstanding under the New Credit Facility, the New Credit Agreement also requires that the Company maintain at least $5,000,000 in minimum liquidity, which includes amounts available for borrowing under the New Credit Facility and unencumbered cash and cash equivalents of the Company. Further, the New Credit Agreement contains customary events of default, subject to certain materiality thresholds and grace periods for certain of those events of default. Upon an event of default, the New Credit Agreement provides that, among other things, the commitments may be terminated and the loans then outstanding may be declared due and payable.

Proceeds from borrowings under the New Credit Facility were used by the Company, together with cash on hand, to repay existing indebtedness outstanding under the Credit Facility in full. On July 29, 2016, in connection with the effectiveness of the New

Credit Agreement described previously, the Company terminated the commitments under the previous Credit Facility and repaid all outstanding loans thereunder.

The New Credit Facility limits the Company’s ability to make certain distributions or dividends.

Under the terms of the Company’s previous Credit Facility, the Company was required to meet certain covenants if a Triggering Event occurred. No Triggering Event was in existence as of June 30, 2016 or prior to payoff of the termination of the previous Credit Facility. As of June 30, 2016 the Company had $12.8 million outstanding on the previous Credit Facility; however upon execution of the New Credit Facility the outstanding balance was paid in full.

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

The carrying value and fair value of the Notes as of December 31, 2015 was $326.2 million and $81.3 million, respectively, and the carrying value and fair value of the Notes as of June 30, 2016 was $326.0 million and $120.3 million, respectively. Fair value for the Notes is a Level 2 measurement and has been based on the over-the-counter-market trading prices as of the respective balance sheet dates.

Note 9. Leases

The Company leases certain equipment under capital leases.  The economic substance of these leases is that the Company is financing the acquisition of the equipment through the leases and accordingly, the equipment is recorded as an asset and the leases are recorded as liabilities.

Operating lease commitments relate primarily to rental of vehicles, facilities and equipment under non-cancellable operating lease agreements which expire at various dates through the year 2020.  Rent expense for operating leases was approximately $1.2 million and $1.0 million for the three months ended June 30, 2015 and 2016, respectively, and $2.3 million for both the six months ended June 30, 2015 and 2016.

Note 10. Share-Based Compensation and Warrants

Share-Based Compensation

The following table summarizes stock option activity under the Goodman Networks Incorporated 2008 Long-Term Incentive Plan (the “2008 Plan”) and the Goodman Networks, Incorporated 2000 Equity Incentive Plan (the “2000 Plan”) for the six months ended June 30, 2016:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding at December 31, 2015	571,566	$64.47	6.23
Forfeited	(4,002)	104.89
Expirations	(30,998)	104.89
Outstanding at June 30, 2016	536,566	$62.62	5.64

Exercisable at June 30, 2016	503,725	$60.70	5.44

The fair values of option awards granted were estimated at the grant date using a Black-Scholes option pricing model with the following assumptions:

	2015	2016
Expected volatility	60.70% - 67.53%	n/a
Risk-free interest rate	0.35% - 1.62%	n/a
Expected life (in years)	1.00 - 5.65	n/a
Expected dividend yield	0.00%	n/a

The Company did not grant any stock options during six months ended June 30, 2016.  As of June 30, 2016, there was approximately $1.0 million of unrecognized compensation costs related to non-vested stock options.  These costs are expected to be recognized over a remaining weighted average vesting period of 0.60 years.

There were no stock options exercised during the six months ended June 30, 2016. The intrinsic value for stock options vested and expected to vest is $5.4 million.

The compensation expense recognized for outstanding share-based awards was $1.0 million and $0.2 million for the three months ended June 30, 2015 and 2016, respectively, and $2.9 million and $0.7 million for the six months ended June 30, 2015 and 2016.

Note 11. Related Party Transactions

In 2011, the Company issued a letter of credit to a company owned by a relative of the Company’s former Executive Chairman as a guarantee of the related party’s line of credit. The guarantee liability for the full amount of $4.0 million was paid in full in 2015 by the Company. The liability related to the guarantee was released and the Company no longer maintains any exposure related to the letter of credit. Pursuant to the agreement reached in 2014, the Company agreed to forgive the related party’s obligation to reimburse the Company for amounts advanced under the guarantee if the related party were to make a cash payment to the Company in the amount of $1.5 million plus interest at a rate of 2.0% per annum from September, 25, 2014 and satisfy certain other contingencies. The related party made a cash payment to the Company in the amount of $1.5 million in 2015; however, all obligations have not been satisfied and the related party’s pledged stock of 15,625 shares of Goodman Networks common stock remain as additional paid-in capital in the consolidated balance sheet, and at June 30, 2016, the related party owed the Company the balance of the guaranteed amount plus accrued interest.

The Company had approximately $43,000 and $41,000 of non-interest bearing advances due from a founding shareholder of the Company as of December 31, 2015 and June 30, 2016, respectively, recorded in deposits and other current assets on the consolidated balance sheets.

Throughout the year, the Company utilizes a ranch owned by certain shareholders for meetings and conferences. The use of the ranch was expensed within the consolidated statements of operations and comprehensive loss at $13,000 per month for the three and six months ended June 30, 2015 and 2016.

From time to time, the Company engages in transactions with executive officers, directors, shareholders or their immediate family members of these persons (subject to the terms and conditions of the Indenture and the New Credit Facility). These transactions are negotiated between related parties without arm’s length bargaining and, as a result, the terms of these transactions could be different than transactions negotiated between unrelated persons.

Note 12. Employee Benefit Plan

The Company sponsors a 401(k) retirement savings plan for its employees.  Eligible employees are allowed to contribute a portion of their compensation, not to exceed a specified contribution limit imposed by the Internal Revenue Code.  The Company’s plan provides for matching employee contributions of 100% on the first 3% of each participant’s compensation and 50% on the next 2%. For the three months ended June 30, 2015 and 2016 employer contributions totaled $1.1 million and $1.0 million, respectively, and contributions totaled $2.5 million and $2.0 million for the six months ended June 30, 2015 and 2016, respectively.

Note 13. Commitments and Contingencies

General Litigation

The Company is from time to time party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract and/or property damages, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. Based upon information currently available, the Company believes that the ultimate outcome of all current litigation and other claims, individually and taken together, and except as described herein, are not expected to have a material adverse effect on the Company’s business, prospects, financial condition or results of operations. For the three and six months ended June 30, 2016, there were no material claims or legal proceedings.

Concentration of Credit Risk

A significant portion of the Company’s revenue is derived from AT&T and subsidiaries of AT&T, including DIRECTV.

The following table reflects the percentage of total revenue from such customer for the three and six months ended June 30, 2015 and 2016:

	Three months ended June 30,		Six months ended June 30,
	2015	2016	2015	2016
Subsidiaries of AT&T	77.7%	87.9%	76.2%	86.6%
Other	22.3%	12.1%	23.8%	13.4%

Amounts due from these significant customers at December 31, 2015 and June 30, 2016 were as follows (in thousands):

	December 31, 2015	June 30, 2016
Subsidiaries of AT&T	$9,787	$2,583

A loss of AT&T and its subsidiaries as a customer would have a material adverse effect on the financial condition of the Company.

Indemnities

The Company generally indemnifies its customers for services it provides under its contracts which may subject the Company to indemnity claims, liability and related litigations. For the six months ended June 30, 2016, the Company was not aware of any material asserted or unasserted claims in connection with these indemnity obligations.

State Sales Tax

The Company is routinely subject to sales tax audits that could result in additional sales taxes and related interest owed to various taxing authorities. Any additional sales taxes against the Company will be invoiced to the appropriate customer. No assurances can be made, however, that such customers would be willing to pay the additional sales tax.

Note 14. Income Taxes

The Company’s effective tax rate was 0.3% and 0.7% for the six months ended June 30, 2015 and 2016, respectively. In determining the quarterly provision for income taxes, management uses an actual year to date effective tax rate. The effect of significant discrete items is separately recognized in the quarter in which such items occur. Significant factors that could affect the annual effective tax rate include management’s assessment of certain tax matters, the location and amount of taxable earnings, changes in certain non-deductible expenses and expected credits.

Note 15. Segments

The Company primarily operates through three business segments, Field Services (FS), Professional Service (PS) and Infrastructure Services (IS). The Field Services segment generates revenue from the installation and service of video programming for both residential and commercial customers under a contract with a subsidiary of AT&T. The Professional Services segment provides customers with design, engineering, construction, deployment, and maintenance of small cell and distributed antenna systems

(“DAS”). The Infrastructure Services segment provides maintenance and decommissioning services to wireless networks. During the second quarter we have classified the results of certain assets and liabilities within the IS segment as discontinued operations in our consolidated statements of operations and comprehensive loss for all periods presented. Additionally, the related assets and liabilities associated the discontinued operations are classified as held for sale in our consolidated balance sheet. See Note 3 – Discontinued Operations for additional formation.

There were no material intersegment transfers or sales during the periods presented. Selected segment financial information for the three and six months ended June 30, 2015 and 2016, respectively, is presented below (in thousands):

	Three Months Ended June 30, 2015
	FS	PS	IS	Other	Corporate	Total
Revenues	$60,356	$16,483	$4,328	$—	$—	$81,167
Cost of revenues	49,689	15,189	3,872	—	—	68,750
Gross profit	$10,667	$1,294	$456	$—	$—	12,417
Selling, general and administrative expenses					17,755	17,755
Restructuring expense					2,262	2,262
Impairment expense					500	500
Operating loss						(8,100)
Interest expense, net					11,053	11,053
Loss before income taxes						(19,153)
Income tax expense					30	30
Loss from continuing operations						$(19,183)

	Three Months Ended June 30, 2016
	FS	PS	IS	Other	Corporate	Total
Revenues	$78,664	$10,030	$2,187	$—	$—	$90,881
Cost of revenues	68,245	8,804	1,780	—	—	78,829
Gross profit	$10,419	$1,226	$407	$—	$—	$12,052
Selling, general and administrative expenses					12,942	12,942
Restructuring expense					906	906
Impairment expense					8,687	8,687
Operating loss						(10,483)
Interest expense, net					11,010	11,010
Loss before income taxes						(21,493)
Income tax expense					27	27
Loss from continuing operations						$(21,520)

	Six Months Ended June 30, 2015
	FS	PS	IS	Other	Corporate	Total
Revenues	$119,215	$30,404	$11,378	$—	$—	$160,997
Cost of revenues	97,483	29,352	10,540	—	—	$137,375
Gross profit	$21,732	$1,052	$838	$—	$—	23,622
Selling, general and administrative expenses					41,074	41,074
Restructuring expense					7,643	7,643
Impairment expense					2,142	2,142
Operating loss						(27,237)
Interest expense, net					21,872	21,872
Loss before income taxes						(49,109)
Income tax expense					340	340
Loss from continuing operations						$(49,449)

	Six Months Ended June 30, 2016
	FS	PS	IS	Other	Corporate	Total
Revenues	$151,200	$24,417	$2,240	$—	$—	$177,857
Cost of revenues	126,810	21,104	1,911	—	—	149,825
Gross profit	$24,390	$3,313	$329	$—	$—	28,032
Selling, general and administrative expenses					27,490	27,490
Restructuring expense					1,400	1,400
Impairment expense					8,767	8,767
Operating loss						(9,625)
Interest expense, net					21,988	21,988
Loss before income taxes						(31,613)
Income tax expense					66	66
Loss from continuing operations						(31,679)

Total assets by segment are presented below as of December 31, 2015 and June 30, 2016 (in thousands):

	December 31, 2015
	FS	PS	IS	Assets Held for Sale	Corporate	Total
Total Assets	$112,103	$44,825	$1,614	$45,880	$38,254	$242,676

	June 30, 2016
	FS	PS	IS	Assets Held for Sale	Corporate	Total
Total Assets	$123,221	$33,312	$3,735	$34,970	$21,096	$216,334

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

In connection with the sale of the Company wireless network deployment and wireline business, the Company completed its 2014 Restructuring Plan and approved, committed to and initiated plans to reduce its selling, general and administrative costs in line with the Company’s continuing operations (the 2016 Restructuring Plan).

The following table summarizes the activities associated with restructuring liabilities from December 31, 2015 to June 30, 2016 (in thousands), all of which are included in accrued liabilities in the accompanying consolidated balance sheets.  In the table below, “Charges” represents the initial charge related to the restructuring activity, and “Payments” consists of cash payments for severance, employee-related benefits, lease and other contract termination costs, and other restructuring costs.

	Liability at December 31, 2015	Charges	Cash payments and other non-cash transactions	Liability at June 30, 2016
Severance and employee-related benefits	$5,374	$1,038	$(3,697)	$2,715
Other restructuring costs	—	362	(362)	—
Total 2014 Restructuring Plan	$5,374	$1,400	$(4,059)	$2,715

The following table summarizes the inception to date restructuring costs recognized and the total restructuring costs expected to be recognized in the 2014 Restructuring Plan (in thousands):

	As of June 30, 2016
	Total Costs Recognized To Date	Total Expected Program Cost
Severance and employee-related benefits	$18,798	$18,798
Contract termination costs	10	10
Impairment of intangible assets	3,904	3,904
Other restructuring costs	800	800
Total 2014 Restructuring Plan	$23,512	$23,512

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The terms “we,” “us” and “our” as used in this Quarterly Report on Form 10-Q, or this Report refer to Goodman Networks Incorporated and its directly and indirectly owned subsidiaries on a consolidated basis; references to “Goodman Networks” or our “Company” refer solely to Goodman Networks Incorporated and references to “Multiband” refer to our subsidiary, Multiband Corporation, which was merged into Goodman Networks in December 2015.

The following discussion and analysis summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and cash flows as of and for the periods presented below. The following discussion and analysis should be read in conjunction with (i) the accompanying unaudited consolidated financial statements and notes thereto for the three and six months ended June 30, 2015 and 2016, and with our consolidated financial statements and notes thereto for the year ended December 31, 2015 included in our Annual Report on Form 10-K, the 2015 Annual Report, and (ii) the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2015 Annual Report.

Forward-Looking Statements

Certain statements contained in this Report that are not statements of historical fact are forward-looking statements. These forward-looking statements are included throughout this Report, including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the section titled “Quantitative and Qualitative Disclosures About Market Risk” and relate to matters such as our industry, capital expenditures by wireless carriers and enterprises on telecommunications projects, business strategy, goals and expectations concerning our market position, future operations, revenues, margins, cost savings initiatives, profitability, capital expenditures, liquidity and capital resources and other financial and operating information. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “would,” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. We have based these forward-looking statements on our current assumptions, expectations and projections about future events.

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

Overview

We are a leading provider of installation and maintenance services for satellite communications. We also provide network infrastructure and professional services to the telecommunications industry.  We serve the satellite television industry by providing onsite installation, upgrade and maintenance of satellite television systems to both the residential and commercial market customers.  Our professional services include the design, engineering, construction, deployment, and maintenance of small cell and distributed antenna systems (“DAS”). Our wireless telecommunications services include the maintenance, and decommissioning of wireless networks for traditional cell towers. These highly specialized and technical services are critical to the capability of the Company’s customers to deliver video, data and voice services to their end users.

During the second quarter of 2016, we entered into an Asset Purchase Agreement (the “Agreement”) with Dycom Industries, Inc. (“Dycom”), pursuant to which the Company agreed to sell certain assets, within the Infrastructure Segment, to Dycom, and Dycom agreed to assume certain liabilities of the Company, related to the Company’s former wireless network deployment and wireline businesses (the “Assets”).  As a result, we have classified the results of the wireless network deployment and the wireline businesses as discontinued operations in our consolidated statements of operations and comprehensive loss for all periods presented. Additionally, the related assets and liabilities associated with the discontinued operations are classified as held for sale in our consolidated balance sheet.  On July 6, 2016, the Company completed the sale of the Assets to Dycom pursuant to the terms and conditions of the Agreement, as amended.  As consideration for the Assets, Dycom paid the Company approximately $107.5 million, which was subject to a customary working capital adjustment currently estimated to require the Company to pay Dycom $4.7 million, and assumed certain liabilities of the Company. $20.0 million of the proceeds from the sale of the Assets has been deposited into an indemnity escrow account and will be held until certain conditions are fulfilled. We deposited the net proceeds from the sale of the Assets received as of July 6, 2016 in two accounts.  $35.0 million of the net proceeds were deposited in an account subject to the control of PNC Bank, National Association (now Midcap Financial Trust) (the “New Credit Facility Account”), and $45.3 million of the net proceeds were deposited into an account subject to the control of the collateral trustee (the “Notes Account”).  In connection with the sale of the Assets to Dycom, the Company is precluded from providing certain wireless services in the US and Canada to AT&T and certain small cell services to AT&T in certain geographic areas or wireline services to customers in the telecommunications industry with certain exceptions.

We operate from a broad footprint across the United States.  As of June 30, 2016, we employed over 3,400 people and operated in 50 regional offices and warehouses In connection with sales of the Assets to Dycom, we transferred over 240 employees and 6 facilities to Dycom on July 6, 2016.  We have established long-standing relationships with Tier-1 wireless carriers, original telecommunications equipment manufacturers, or OEMs, and a satellite television service provider, including AT&T Inc., or AT&T, and its subsidiaries, AT&T Mobility, LLC, or AT&T Mobility, and Alcatel-Lucent USA Inc., or Alcatel-Lucent, and Sprint/United Management Company, or Sprint.  Over the last few years, we have sought to diversify our customer base within the telecommunications industry by leveraging our long-term success and reputation for quality to win new customers such as Century Link, Inc. or Century Link and Verizon Wireless, or Verizon. We generated nearly all of our revenues over the past several years under master service agreements, or MSAs, that establish a framework including pricing and other terms, for providing ongoing services. During 2015, we also provided small cell or DAS services to over 100 enterprises including higher education institutions, stadiums for professional and collegiate sports events, hotels and resorts, major retailers, hospitals, corporations and government agencies.

2014 Restructuring Plan

During 2014, our management approved, committed to and initiated plans to restructure and further improve efficiencies in our operations, or the 2014 Restructuring Plan. As part of the 2014 Restructuring Plan, we have taken steps to (i) further integrate the operations acquired in our acquisition by merger of Multiband, in 2013, and the Custom Solutions Group of Cellular Specialties, Inc., or CSG, a provider of indoor and outdoor DAS and carrier Wi-Fi solutions, services, consultations and maintenance that we acquired in 2013, including elimination of redundant positions and information technology infrastructure to realize acquisition synergies, (ii) exit certain locations to bring our overhead costs in line with our revenue, and (iii) eliminate certain headcount to bring our costs in line with our forecasted demand. The restructuring costs associated with the 2014 Restructuring Plan are recorded in the restructuring expense line item within our consolidated statements of operations and comprehensive loss. We incurred a significant portion of the estimated restructuring expenses related to the 2014 Restructuring Plan during 2014. We have incurred over $23.0 million of expenses related to the 2014 Restructuring Plan as of June 30, 2016.

2016 Restructuring Plan

In connection with the sale of the Company’s wireless network deployment and wireline business, the Company completed its 2014 Restructuring Plan and approved, committed to and initiated plans to reduce its selling, general and administrative costs in line with the Company’s continuing operations, or the 2016 Restructuring Plan.

Operating Segments

We primarily operate through three business segments: Field Services, Professional Services and Infrastructure Services. Through our Field Services segment, we install, upgrade and maintain satellite television systems for both residential and commercial customers. Through our Professional Services and Infrastructure Services segments, we help wireless carriers and OEMs design, engineer, deploy, integrate, maintain and decommission critical elements of wireless telecommunications networks.

Field Services. Our Field Services segment provides installation and maintenance services to commercial customers and a provider of internet wireless service primarily to rural markets. We fulfilled over 1.5 million satellite television installations, upgrade or maintenance work orders during each of 2014 and 2015 for a subsidiary of AT&T, representing 28.0% of outsourced work orders for residents of single-family homes for both years.  We were the second largest AT&T in-home installation provider in the United States for each of the years ended December 31, 2014 and 2015. In addition to our residential MSA with a subsidiary of AT&T, our MSA to install equipment for multi dwelling unit, or MDU, facilities was extended in 2015 through 2018. The MSA contains an automatic one-year renewal and may be terminated by either party upon a 180 days’ notice. In addition, on January 25, 2016, we signed a one-year agreement with AT&T Services, Inc., or AT&T Services, to provide Digital Life installation and repair services in connection with our DIRECTV satellite television installation services. The contract renews annually but either party has the right to terminate the agreement upon 60 days’ notice.

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

Infrastructure Services. Our Infrastructure Services segment provides program management services of field projects necessary to maintain or decommission wireless and wireline networks. On July 6, 2016, the Company completed the sale of Assets within the Infrastructure Services segment to Dycom.

In addition, we provide services related to the engineering and installation of indoor/outdoor small cell and DAS networks. Our enterprise small cell and DAS customers often require most or all of the services listed above and may also purchase consulting, post-deployment monitoring, performance optimization and maintenance services. Demand for DAS services declined in 2015 as DAS infrastructure has largely been built in existing structures, and we completed a majority of our large stadium DAS build-outs in 2015. While a majority of large stadium DAS build-outs are completed, we will continue to refine our small cell and DAS platform services, and intend to focus our efforts to broaden our services with enterprise customers, where we believe there is more opportunity for growth.

Customers

We served over 150 customers in 2015 and the vast majority of our revenues are from subsidiaries of AT&T. Our customer list includes several of the largest carriers and OEMs in the telecommunications industry. Revenues earned from customers other than AT&T were 23.8% and 13.4% of total revenues for the six months ended June 30, 2015 and 2016, respectively.   If our reputation or relationships with this key customer becomes impaired, we could lose future business with this customer, which could materially adversely affect our ability to generate revenue.

AT&T

We provide satellite television installation services for a subsidiary of AT&T. Our relationship with AT&T extends for over 18 years through our relationship with DIRECTV and is essential to the success of our Field Services segment’s operations. We have been named the Home Service Partner (“HSP”) partner of the year for both the 2014 and 2015 fiscal years. We are one of three in-home installation providers that AT&T utilizes in the United States, and during each of the years ended December 31, 2014 and 2015, we performed 28.0% of all AT&T’s outsourced installation, upgrade and maintenance activities. Our contract with AT&T has a term expiring on October 15, 2018, and contains an automatic one-year renewal. The contract may also be terminated by 180 days’ notice by either party. On January 25, 2016, we signed a one-year agreement with AT&T Services to provide Digital Life installation and repair services in connection with our satellite television installation services. The contract renews annually but is terminable upon 60 days’ notice by either party.

Sprint

In May 2012, we entered into a MSA with Sprint to provide decommissioning services for Sprint’s iDEN (push-to-talk) network, or the Sprint Agreement.  Pursuant to the Sprint Agreement we are removing equipment from Sprint’s network that is no longer in use and restoring sites to their original condition. The Sprint Agreement has an initial term of five years, and automatically renews on a monthly basis thereafter unless notice of non-renewal is provided by either party. Through December 31, 2014, we completed iDEN decommissioning work of over 11,400 cell sites under the Sprint Agreement. During 2015, we started providing radio frequency engineering services to Sprint and on October 2, 2015, we received a project award to decommission Sprint’s WIMAX network for certain regions. We have established a strong performance record with Sprint, and we continue to grow and evolve our relationship with Sprint.

Alcatel-Lucent

On July 15, 2014, we entered into a three-year MSA with Alcatel-Lucent, effective as of June 30, 2014, or the Alcatel-Lucent Contract.  Pursuant to the Alcatel-Lucent Contract, we provide, upon request, certain services, including deployment engineering, integration engineering, radio frequency engineering and other support services to Alcatel-Lucent for their GSM networks. We have experienced a decline in the amount of legacy work that we have performed for Alcatel-Lucent, and we expect this decline to continue as GSM networks go end-of-life. Following the completion of the merger between Nokia and Alcatel-Lucent on January 4, 2016, we are also seeking to obtain work from Nokia on newer technologies. The Alcatel-Lucent Contract has an initial term ending June 30, 2017, after which the parties may mutually agree to extend the term on a yearly basis.

Enterprise Customers

We provide services to enterprise customers through our Professional Services segment. These service offerings consist of the design, installation and maintenance of DAS/Small Cell systems to customers such as Fortune 500 companies, hotels, hospitals, college campuses, airports and sports stadiums.

Key Components of Operating Results

The following is a discussion of key line items included in our unaudited consolidated financial statements for the periods presented below under the heading “Results of Operations.” We utilize revenues, gross profit, net income and earnings before interest, income taxes, depreciation and amortization, or EBITDA, as significant performance indicators.

Estimated Backlog

We refer to the amount of revenue we expect to recognize over the next 18 months from future work on uncompleted contracts, including MSAs and work we expect to be assigned to us under MSAs, and based on historical levels of work under such MSAs and new contractual agreements on which work has not begun, as our “estimated backlog.” We determine the amount of estimated backlog for work under MSAs based on historical trends, anticipated seasonal impacts and estimates of customer demand based upon communications with our customers. The table below presents our 18-month estimated backlog by reportable segment as of the period indicated below. The estimated backlog presented below excludes revenue related to discontinued operations:

	June 30, 2015	June 30, 2016
	(In millions)
Segments
Field Services	$436.0	$488.0
Professional Services	187.8	80.3
Infrastructure Services	59.3	71.4
Total estimated backlog	$683.1	$639.7

We expect to recognize approximately 33% of our estimated backlog over the next six months ending December 31, 2016. The vast majority of estimated backlog as of June 30, 2016 originated from multi-year customer relationships, primarily with AT&T. Because we use the completed contract method of accounting for revenues and expenses from our DAS contracts, our estimated backlog includes revenue related to projects that we have begun but not completed performance.

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

Our Field Services segment revenues are primarily from the installation and maintenance services of subsidiaries of AT&T’s video programming systems for residents of single family homes through work order fulfillment under a MSA.  In January 2016, our Field Services segment began providing Digital Life installation and repair services in connection with our satellite television installation services under a one year MSA. The contract renews annually but either party has the right to terminate the agreement upon 60 days’ notice. The Field Services segment also installs and maintains satellite internet services through a contract with ViaSat, Inc.

Our Professional Services segment revenues are derived from wireless and wireline services through engineers who specialize in network architecture, transformation, reliability and performance. Our Professional Services segment revenues are primarily from the design and installation of DAS.

Our Infrastructure Services segment revenues are derived from project management of decommissioning services. The vast majority of the revenues we earn in our Infrastructure Services segment are from our Sprint WIMAX decommissioning project which we were awarded during October 2015.

The following table presents our gross deferred project revenue and deferred project cost balances as of December 31, 2015 and June 30, 2016, which have been presented net on a project basis in the accompanying unaudited consolidated financial statements (in thousands):

	December 31, 2015	June 30, 2016
Deferred project revenue (gross)	$(14,909)	$(14,023)
Deferred project cost (gross)	15,407	17,015
Net deferred project cost	$498	$2,992

Costs in excess of billings on uncompleted projects	$3,428	$5,020
Billings in excess of costs on uncompleted projects	(2,930)	(2,028)
Net deferred project cost	$498	$2,992

Cost of Revenues

Our costs of revenues include the costs of providing services or completing the projects under our MSAs, including operations payroll and benefits, equipment rental, fuel, materials not provided by our customers and insurance. Profitability will be reduced or eliminated if actual costs to complete a project exceed original estimates on fixed-unit price projects under our MSAs. Estimated losses on projects under our MSAs are recognized immediately when estimated costs to complete a project exceed the expected revenue to be received for a project.

For our Field Services segment, cost of revenues consists primarily of salaries for technicians, fleet expenses and installation material costs used in the field work orders.

For our Professional Services segment, cost of revenues consists primarily of salaries and benefits paid to our employees. In addition to salaried employees, we hire a relatively small amount of temporary subcontractors to perform work within our Professional Services segment. An additional small percentage of cost of revenues includes materials and supplies.

For our Infrastructure Services segment, cost of revenues consists primarily of operating expenses such as salaries and related headcount expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of salaries and related headcount expenses, sales commissions and bonuses, professional fees, travel, facilities, communication expenses, depreciation and amortization and other corporate overhead. Corporate overhead costs include costs associated with corporate staff, corporate management, human resources, information technology, finance, accounting and other corporate support services.

Discontinued Operations

During the second quarter of 2016, we entered into the Agreement with Dycom, pursuant to which we sold certain assets related to our former wireless network deployment and wireline business within the Infrastructure Services Segment to Dycom. We no longer provide site acquisition, construction, technology upgrades and Fiber to the Cell services.  We have classified the results of the wireless network deployment and the wireline businesses as discontinued operations in our consolidated statements of operations and comprehensive loss for all periods presented.

Results of Operations

Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2016

The following table sets forth information concerning our operating results by segment for the three months ended June 30, 2015 and 2016 (in thousands):

	Three Months Ended June 30,
	2015		2016
		Percentage of		Percentage of
	Amount	Total Revenue	Amount	Total Revenue	Change ($)	Change (%)
Revenues:
Field Services	$60,356	74.4%	$78,664	86.6%	$18,308	30.3%
Professional Services	16,483	20.3%	10,030	11.0%	(6,453)	(39.1)%
Infrastructure Services	4,328	5.3%	2,187	2.4%	(2,141)	(49.5)%
Total revenues	81,167	100.0%	90,881	100.0%	9,714	12.0%
Cost of revenues:
Field Services	49,689	61.2%	68,245	75.1%	18,556	37.3%
Professional Services	15,189	18.7%	8,804	9.7%	(6,385)	(42.0)%
Infrastructure Services	3,872	4.8%	1,780	2.0%	(2,092)	(54.0)%
Total cost of revenues	68,750	84.7%	78,829	86.7%	10,079	14.7%
Gross profit:
Field Services	10,667		10,419		(248)	(2.3)%
Professional Services	1,294		1,226		(68)	(5.3)%
Infrastructure Services	456		407		(49)	(10.7)%
Total gross profit	12,417		12,052		(365)	(2.9)%

Gross margin as percent of segment revenues:
Field Services	17.7%		13.2%
Professional Services	7.9%		12.2%
Infrastructure Services	10.5%		18.6%
Total gross margin	15.3%		13.3%
Selling, general and administrative expenses	17,755	21.9%	12,943	14.2%	(4,812)	(27.1)%
Restructuring expense	2,262	2.8%	906	1.0%	(1,356)	(59.9)%
Impairment expense	500	0.6%	8,687	9.6%	8,187	1637.4%
Operating loss	(8,100)	(10.0)%	(10,484)	(11.5)%	(2,384)	29.4%
Interest income	(37)	(0.0)%	(41)	(0.0)%	(4)	10.8%
Interest expense	11,090	13.7%	11,051	12.2%	(39)	(0.4)%
Loss before income taxes	(19,153)	(23.6)%	(21,494)	(23.7)%	(2,341)	12.2%
Income tax expense	30	0.0%	27	0.0%	(3)	(10.0)%
Loss from continuing operations	(19,183)	(23.6)%	(21,520)	(23.7)%	(2,337)	12.2%
Discontinued operations, net of income taxes	9,435	11.6%	(723)	(0.8)%	(10,158)	(107.7)%
Net loss	$(9,748)	(12.0)%	$(22,243)	(24.5)%	$(12,495)	128.2%

Revenues

We recognized total revenues of $90.9 million for the three months ended June 30, 2016, compared to $81.2 million for the three months ended June 30, 2015, representing an increase of $9.7 million, or 12.0%. Our aggregate revenue from subsidiaries of AT&T, a majority of which was earned through our Field Services segment, was $79.9 million for the three months ended June 30, 2016, compared to $63.1 million in the same period of 2015. The increase in our total revenues was due primarily to an increase of $18.3 million in revenues in our Field Services segment resulting from an increase in the volume of work orders partially offset by declines in revenue of $6.5 million in our Professional Services segment and $2.1 million in our Infrastructure segment.

Revenues for the Field Services segment increased by $18.3 million, or 30.3%, to $78.7 million for the three months ended June 30, 2016 as compared to $60.4 million for the three months ended June 30, 2015. The increase in the Field Services segment revenue was due primarily to a $16.9 million increase in revenue from increased volume in work orders related to the satellite installation and repair services.  We expect the increased volume in our Field Services segment to continue for the remainder of the year when compared to 2015.

Revenues for the Professional Services segment decreased $6.5 million, or 39.1% to $10.0 million for the three months ended June 30, 2016, as compared to $16.5 million for the three months ended June 30, 2015.  This decrease was primarily due to a decline in the volume of engineering services provided to Alcatel-Lucent and a reduction of DAS services provided under our Duke contract as we completed installations in multiple buildings. We expect our aggregate revenues from Alcatel-Lucent to continue to decline in future periods.

Revenues for the Infrastructure Services segment decreased by $2.1 million or 49.5% to $2.2 million for the three months ended June 30, 2016 compared to $4.3 million for the three months ended June 30, 2015. The decrease was primarily due to the decline in services provided to Sprint as our iDEN decommissioning work winds down combined with a decline in services provided under the Verizon Wireless project.  We expect revenue for our infrastructure services segment to decline further through the third quarter of 2016 and increase as we begin to receive work orders under a new project with a major carrier in the fourth quarter of 2016.

Cost of Revenues

Our cost of revenues for the three months ended June 30, 2016 of $78.8 million increased by $10.0 million, or 14.7%, as compared to $68.8 million during the three months ended June 30, 2015, and occurred during a period when revenues increased 12.0% from the comparative period. Gross margins for the three months ended June 30, 2016 of 13.3% decreased from 15.3% from the same period in 2015, primarily due to increased labor costs within our Field Services segment as we ramp up our technician force to accommodate the increased demand.

Cost of revenues for the Field Services segment increased $18.6 million, or 37.3%, to $68.2 million for three months ended June 30, 2016, as compared to $49.7 million for the same period in 2015 due primarily to costs associated with the increase in the volume of services for DIRECTV in the second quarter of 2016. Gross margin for the three months ended June 30, 2016 was 13.2%, a decrease from 17.7% from the same period in 2015, primarily due to on-boarding costs for technicians to support the revenue growth.

Cost of revenues for the Professional Services segment decreased $6.4 million, or 42.0%, to $8.8 million for the three months ended June 30, 2016 from $15.2 million during the same period in 2015 compared to a 39.1% decrease in revenue. Gross margins for the three months ended June 30, 2016 increased to 12.2%, from 7.9% during the same period in 2015 due primarily to a shift in our project mix toward those with higher margins as well as cost cutting initiatives implemented through the 2014 Restructuring Plan.

Cost of revenues for the Infrastructure Services segment decreased $2.1 million, or 54.0%, to $1.8 million for the three months ended June 30, 2016, from $3.9 million during the same period of 2015.  Gross margin for the three months ended June 30, 2016 of 18.6% increased from 10.5% during the same period in 2015. Margins for the three months ended June 30, 2016 increased as we closed the Sprint decommissioning iDEN program and were incurring costs in preparation for beginning of the Sprint WIMAX decommissioning work in the second quarter of 2016.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2016 was $12.9 million as compared to $17.8 million for the same period of 2015, representing an overall decrease of $4.8 million, or 27.1%. The decrease during the period was primarily attributable to (i) a decrease of $3.8 million in employee related costs attributable to the reduction in headcount in connection with the 2014 Restructuring Plan and the decrease in bonus expense from the same period in 2015 (ii) and a decrease of $0.8 million related to the stock compensation expense.  We expect our selling, general and administrative expenses to further decline through the remainder of the year as we align the business with demand following the sale of the Assets and implement the 2016 Restructuring Plan.

Interest Expense, net

Interest expense for the three months ended June 30, 2016 of $11.0 million remained relatively flat compared to the three months ended June 30, 2015 of $11.1 million.

Income Tax Expense

Our effective income tax rate was 0.1% and 0.2% for the three months ended June 30, 2016 and 2015, respectively.

Restructuring Expense

The 2014 Restructuring Plan was approved, committed to and initiated during the second quarter of 2014 to further improve efficiencies in our operations.  Restructuring expense for the three months ended June 30, 2016 was $0.9 million, compared to $2.3 million for the same period in 2015, which was primarily related to the reduction in headcount and the closure of facilities across our business segments to realign our cost structure with our projected demand. The reduction of selling, general and administrative expenses and certain increases in our gross profit were the result of the cost cutting measures related to the 2014 Restructuring Plan.

Impairment Expense

During the three months ended June 30, 2016, we adjusted our forecast for the DAS business within the Professional Services segment as it saw a delay in growth opportunities related to the DAS and small cell markets as carriers and enterprise customers delayed their investments in these network elements. We expect to perform at a market level in 2017, but the delay in growth of the DAS and small cell business continues to push revenue to future quarters and reduce margins. As such, we therefore recognized an impairment charge of $8.7 million on our goodwill associated with our Core Network Deployment (“CND”) reporting unit within our Professional Services segment as a result of our assessment of a triggering event which occurred as a restructuring plan was executed during the three months ended June 30, 2016.  We expect our DAS business to be a critical platform in our future business, however, as carriers and enterprise customers look to DAS, small cell and WiFi to provide alternative solutions to accommodate excess demand on their networks.  The goodwill associated with the CND reporting unit was recorded as part of purchase accounting in connection with the Custom Solutions Group of Cellular Specialties, Inc., acquisition in 2013 which included an earn-out provision for which a contingent liability was initially established that expired unpaid in 2016.

Results of Operations

Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2016

The following table sets forth information concerning our operating results by segment for the six months ended June 30, 2015 and 2016 (in thousands):

	Six Months Ended June 30,
	2015		2016
		Percentage of		Percentage of
	Amount	Total Revenue	Amount	Total Revenue	Change ($)	Change (%)
Revenues:
Field Services	$119,215	74.0%	$151,200	85.0%	$31,985	26.8%
Professional Services	30,404	18.9%	24,417	13.7%	(5,987)	(19.7)%
Infrastructure Services	11,378	7.1%	2,240	1.3%	(9,138)	(80.3)%
Total revenues	160,997	100.0%	177,857	100.0%	16,860	10.5%
Cost of revenues:
Field Services	97,483	60.5%	126,810	71.3%	29,327	30.1%
Professional Services	29,352	18.2%	21,104	11.9%	(8,248)	(28.1)%
Infrastructure Services	10,540	6.5%	1,911	1.1%	(8,629)	(81.9)%
Total cost of revenues	137,375	85.3%	149,825	84.2%	12,450	9.1%
Gross profit:
Field Services	21,732		24,390		2,658	12.2%
Professional Services	1,052		3,313		2,261	214.9%
Infrastructure Services	838		329		(509)	(60.7)%
Total gross profit	23,622		28,032		4,410	18.7%
Gross margin as percent of segment revenues:
Field Services	18.2%		16.1%
Professional Services	3.5%		13.6%
Infrastructure Services	7.4%		14.7%
Total gross margin	14.7%		15.8%
Selling, general and administrative expenses	41,074	25.5%	27,490	15.5%	(13,584)	(33.1)%
Restructuring expense	7,643	4.7%	1,400	0.8%	(6,243)	(81.7)%
Impairment expense	2,142	1.3%	8,767	4.9%	6,625	309.3%
Operating loss	(27,237)	(16.9)%	(9,625)	(5.4)%	17,612	(64.7)%
Interest income	(73)	(0.1)%	(80)	(0.0)%	(7)	9.6%
Interest expense	21,945	13.6%	22,068	12.4%	123	0.6%
Income (Loss) before income taxes	(49,109)	(30.5)%	(31,613)	(17.8)%	17,496	(35.6)%
Income tax expense	340	0.2%	66	0.0%	(274)	(80.6)%
Loss from continuing Operations	(49,449)	(30.7)%	(31,679)	(17.8)%	17,770	(35.9)%
Discontinued operations, net of income taxes	11,176	13.8%	(1,551)	(1.7)%	(12,727)	(113.9)%
Net loss	$(38,273)	(47.2)%	$(33,230)	(36.6)%	$5,043	(13.2)%

Revenues

We recognized total revenues of $177.9 million for the six months ended June 30, 2016, compared to $161.0 million for the six months ended June 30, 2015, representing an increase of $16.9 million, or 10.5%. Our aggregate revenue from subsidiaries of AT&T, a majority of which was earned through our Field Services segment, was $154.0 million for the six months ended June 30, 2016, compared to $118.1 million in the same period of 2015. The increase in our total revenues was due primarily to the increase of $32.0 million in revenues in our Field Services segment resulting from an increase in the volume of work orders partially offset by declines of $6.0 million in our Professional Services segment and $9.1 million in our Infrastructure Services segment.

Revenues for the Field Services segment increased by $32.0 million, or 26.8%, to $151.2 million for the six months ended June 30, 2016 as compared to $119.2 million for the six months ended June 30, 2015. The increase in the Field Services segment revenue was primarily due to a $30.0 million increase in revenue resulting from the increased volume in work orders related to the satellite installation and repair services.  We expect the increased volume in our Field Services segment to continue for the remainder of the year when compared to 2015.

Revenues for the Professional Services segment decreased by $6.0 million or 19.7% to $24.4 million for the six months ended June 30, 2016 as compared to $30.4 million for the six months ended June 30, 2015.  This decrease was primarily due to a decline in the volume of engineering services provided to Alcatel-Lucent and a reduction of DAS services provided under our Duke contract as we completed installations in multiple buildings. We expect our aggregate revenues from Alcatel-Lucent to continue to decline in future periods.

Revenues for the Infrastructure Services segment decreased by $9.1 million or 80.3%  to $2.2 million for the six months ended June 30, 2016 compared to $11.4 million for the six months ended June 30, 2015. The decrease was primarily due to the decline in services provided to Sprint as our iDEN decommissioning work winds down combined with the decline in services provided under the Verizon Wireless project.  We expect revenue for our infrastructure services segment to decline further through the third quarter of 2016 and increase as we begin to receive work orders under a new project with a major carrier in the fourth quarter of 2016.

Cost of Revenues

Our cost of revenues for the six months ended June 30, 2016 of $149.8 million increased $12.4 million or 9.1% as compared to $137.4 million during the six months ended June 30, 2015, and occurred during a period when revenues increased $16.9 million or 10.5% from the comparative period. Gross margins for the six months ended June 30, 2016 of 15.8% increased from 14.7% from the same period in 2015, primarily due to cost cutting initiatives implemented through the 2014 Restructuring Plan.

Cost of revenues for the Field Services segment increased $29.3 million, or 30.1%, to $126.8 million for six months ended June 30, 2016, compared to $97.5 million for the same period in 2015. Gross margin for the six months ended June 30, 2016 was 16.1% a decrease from 18.2% for the same period in 2015, primarily due to on-boarding costs for technicians to support the revenue growth within the segment.  We expect continued growth within the Field Services segment but anticipate lower costs with the implementation of our operational improvement initiatives with a focus on training and quality.

Cost of revenues for the Professional Services segment decreased $8.2 million, or 28.1%, to $21.1 million for the six months ended June 30, 2016 from $29.4 million during the same period in 2015. Gross margins for the six months ended June 30, 2016 increased to 13.6%, from 3.5% during the same period in 2015 due primarily to a shift in project mix towards those with higher margins and cost cutting initiatives implemented through the 2014 Restructuring Plan.

Cost of revenues for the Infrastructure Services segment decreased $8.6 million, or 81.9%, to $1.9 million for the six months ended June 30, 2016 from $10.5 million during the same period of 2015.  Gross margin for the six months ended June 30, 2016 of 14.7% increased from 7.4% during the same period in 2015. Margins for the six months ended June 30, 2016 increased as we closed the Sprint decommissioning iDEN program and were incurring costs in preparation for beginning of the Sprint WIMAX decommissioning work in the second quarter of 2016.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended June 30, 2016 was $27.5 million compared to $41.1 million for the same period of 2015, representing an overall decrease of $13.6 million, or 33.1%. The decrease during the period was primarily attributable to (i) a decrease of $10.1 million in employee related costs attributable to the reduction in headcount in connection with the 2014 Restructuring Plan and the decrease in bonus and commission expense from the same period in 2015 (ii) and a decrease of $2.2 million related to the stock compensation expense.

Interest Expense, net

Interest expense for the six months ended June 30, 2016 of $22.0 million remained relatively flat compared to the six months ended June 30, 2015 of $21.9 million.

Income Tax Expense

Income tax expense of $0.1 million for the six months ended June 30, 2016, remained flat at $0.3 million compared to the six months June 30, 2015.  Our effective income tax rate was 0.2% and 0.7% for the six months ended June 30, 2016 and 2015, respectively.

Restructuring Expense

The 2014 Restructuring Plan was approved, committed to and initiated during the second quarter of 2014 to further improve efficiencies in our operations.  Restructuring expense for the six months ended June 30, 2016 was $1.4 million, compared to $7.6 million for the same period in 2015, which was primarily related to the reduction in headcount and the closure of facilities across our business segments to realign our cost structure with our projected demand. The reduction of selling, general and administrative expenses and certain increases in our gross profit were the result of the cost cutting measures related to the 2014 Restructuring Plan.

Impairment Expense

During the three months ended June 30, 2016, we adjusted our forecast for the DAS business within the Professional Services segment as it saw a delay in growth opportunities related to the DAS and small cell markets as carriers and enterprise customers delayed their investments in these network elements. We expect to perform at a market level in 2017, but the delay in growth of the DAS and small cell business continues to push revenue to future quarters and reduce margins. As such, we therefore recognized a non-cash impairment charge of $8.7 million on our goodwill associated with our Core Network Deployment (“CND”) reporting unit within our Professional Services segment as a result of our assessment of a triggering event which occurred as the restructuring plan was executed during the three months ended June 30, 2016.  We expect our DAS business to be a critical platform in our future business, however, as carriers and enterprise customers look to DAS, small cell and WiFi to provide alternative solutions to accommodate excess demand on their networks.  The goodwill associated with the CND reporting unit was recorded as part of purchase accounting in connection with the Custom Solutions Group of Cellular Specialties, Inc., acquisition in 2013 which included an earn-out provision for which a contingent liability was initially established that expired unpaid in 2016.

EBITDA and Adjusted EBITDA – Reconciliation of Non-GAAP Financial Measures

EBITDA represents net income from continuing operations before income tax expense, interest income and expense, depreciation and amortization. EBITDA represents net income from continuing operations before income tax expense, interest income and expense, depreciation and amortization.

We present EBITDA because we consider it to be an important supplemental measure of our operating performance and we believe that such information will be used by securities analysts, investors and other interested parties in the evaluation of high yield issuers, many of which present EBITDA when reporting their results. We consider EBITDA to be an operating performance measure, and not a liquidity measure, that provides a measure of operating results unaffected by differences in capital structures, capital investment cycles and ages of related assets among otherwise comparable companies. We also present Adjusted EBITDA, which we define as EBITDA plus non-cash charges including (i) share-based compensation and (ii) impairment charges recognized on our long-lived assets certain restructuring fees and expenses; and charges which management believes are not related to the primary operations of the business including (i) impairment charges recognized on our long-lived assets; (ii) fees and expense related to the issuance of equity of equity and debt and (iii) transaction fees and expenses related to acquisitions and dispositions.

In previous presentations of Adjusted EBITDA, we adjusted for amortization of debt issuance costs.  We have determined to stop making such adjustment to Adjusted EBITDA as we do not believe this gives an accurate reflection of the business. Adjusted EBITDA is not a measurement under GAAP and may not be used in the same way by other companies. Management believes that Adjusted EBITDA is an important part of our Company’s internal reporting and is a key measure used by management to evaluate profitability and operating performance of the Company. Management also uses Adjusted EBITDA to compare the Company’s performance to that of its competitors and to eliminate certain non-cash and non-operating items in order to consistently measure from period to period its ability to fund capital expenditures, fund growth, service debt and determine bonuses.

Because EBITDA and Adjusted EBITDA are not recognized measurements under U.S. GAAP, they have limitations as analytical tools. Because of these limitations, when analyzing our operating performance, investors should use EBITDA and Adjusted EBITDA in addition to, and not as an alternative for, net income, operating income or any other performance measure presented in accordance with U.S. GAAP. Similarly, investors should not use EBITDA or Adjusted EBITDA as an alternative to cash flow from operating activities or as a measure of our liquidity.

Adjusted EBITDA exclude non-cash impairment charges and non-cash stock compensation expense because of the non-cash nature of these items. Adjusted EBITDA excludes net other expense because these items are not related to the primary operations of the Company.

The following table reconciles our net income to EBITDA and EBITDA to Adjusted EBITDA (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2016	2015	2016
EBITDA and Adjusted EBITDA:
Loss from continuing operations	$(19,183)	$(21,520)	$(49,449)	$(31,679)
Income tax expense	30	27	340	66
Interest expense, net	11,053	11,010	21,872	21,988
Depreciation and amortization	2,644	1,754	5,268	3,137
EBITDA from continuing operations	(5,456)	(8,729)	(21,969)	(6,488)
Share-based compensation (a)	968	191	2,930	735
Restructuring expense (b)	2,262	906	7,643	1,400
Asset impairments (c)	500	8,687	2,142	8,767
Debt restructuring fees (d)	-	457	-	457
Adjusted EBITDA from continuing operations	$(1,726)	$1,512	$(9,254)	$4,871

(a)	Represents non-cash expense related to equity-based compensation.
(b)	Represents restructuring charges related to the 2014 Restructuring Plan.
(c)	Represents impairment charges recognized on internally developed software, assets held for sale and goodwill impairment.
(d)	Represents fees incurred related to the debt negotiations to restructure our senior debt.

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

As of June 30, 2016, our primary sources of liquidity were cash flows from operations, funds available under our credit facility, or the Credit Facility, with PNC Bank, National Association, or PNC Bank, and our cash balances. We had $39.8 million and $25.0 million of cash on hand at December 31, 2015 and June 30, 2016, respectively. We used $19.7 million of cash to pay interest on the notes in July 2016.  Following the July 2016 interest payment on the notes, we expect our cash on hand to increase until our semi-annual interest payment on the notes due on January 1, 2017. Our Credit Facility as of June 30, 2016, permitted us to borrow up to $50.0 million, subject to a borrowing base calculation and compliance with certain covenants described below. We had $18.8 million and $4.3 million of availability for additional borrowings under our Credit Facility as of June 30, 2015 and 2016, respectively.

On July 29, 2016, we entered into a Credit and Security Agreement, or the New Credit Agreement with Midcap Financial Trust, or Midcap, which provides for a revolving credit facility with a maximum commitment of $25 million, or the New Credit Facility.  The availability for borrowings under the New Credit Facility is subject to a borrowing base that is calculated as a function of the value of our eligible accounts receivable and inventory. Borrowings under the New Credit Facility bear interest at a floating rate equal to the sum of the current LIBOR rate plus an applicable margin of 4.85%. The New Credit Facility terminates, and all outstanding principal and interest thereunder is due and payable, on April 1, 2018.  The New Credit Agreement contains customary covenants that place restrictions on, among other things, the incurrence of debt, granting of liens and sales of assets. At all times at which amounts are outstanding under the New Credit Facility, the New Credit Agreement also requires that the Company maintain at least $5.0 million in minimum liquidity, which includes amounts available for borrowing under the New Credit Facility and unencumbered cash and cash equivalents of the Company.  We used the proceeds from borrowings under the New Credit Facility, together with cash on hand, to prepay existing indebtedness outstanding under the Credit Facility and terminated the Credit Facility effective July 29, 2016.

On July 6, 2016, the Company completed the sale of the Assets within the Infrastructure Services segment, to Dycom

As consideration for the Assets, Dycom paid the Company approximately $107.5 million, which was subject to a customary working capital adjustment currently estimated to require the Company to pay Dycom $4.7 million, and assumed certain liabilities of the Company. $20.0 million of the proceeds from the sale of Assets was deposited into an indemnity escrow account and will be held until certain conditions are fulfilled.   We deposited the net proceeds from the sale of the Assets received as of July 6, 2016 in two accounts. $35.0 million of the net proceeds were deposited in an account subject to the control of PNC Bank, National Association (now Midcap Financial Trust) (the “New Credit Facility Account”), and $45.3 million of the net proceeds were deposited into an account subject to the control of the collateral trustee the (“Notes Account”).

Pursuant to the terms of the indenture governing the notes, or the Indenture, and subject to certain limitations, we are permitted to use the net proceeds in the New Credit Facility Account for limited purposes including, among other things, (i) acquiring all or substantially all of the assets of, or any capital stock of, a business reasonably related to the business we conducted when the notes were originally issued; or (ii) making an investment in replacement assets or making a capital expenditure in or that is used or useful in a business reasonably related to the business we conducted when the notes were originally issued. We are permitted to use the net proceeds in the Notes Account for limited purposes including, among other things, (i) making an investment in other secured assets or property or another business reasonably related to the business we conducted when the notes were originally issued if, after giving effect to such investment, such business becomes a guarantor or is merged into or consolidated with the Company or any of its guarantors; (ii) making a capital expenditure with respect to certain assets; or (iii) repaying, repurchasing or redeeming principal and interest on parity lien indebtedness, including the notes.

Pending the final application of the net proceeds, we may temporarily reduce revolving credit borrowings or otherwise invest such net proceeds in any manner that is not prohibited by the Indenture. If we do not use the net proceeds in each of the New Credit Facility Account and the Notes Account as permitted by the Indenture within 360 days after their receipt, we will be required to make an offer to repurchase the notes with any remaining net proceeds on a pro rata portion of the notes at 100% of their principal amount, plus accrued and unpaid interest and additional interest, if any, to the date of repurchase.  For any transactions entered into during such 360 day period that would constitute a permitted use of funds in the New Credit Facility Account or the Notes Account under the Indenture, we have up to 180 days after the end of the 360 day period to close the transaction.

We anticipate that our future primary liquidity needs will be for working capital, debt service, including interest payments of $19.7 million on the notes due each January 1 and July 1 until the notes mature in full on July 1, 2018, capital expenditures, the repurchase of our senior secured notes from the sale proceeds of the Assets and any strategic acquisitions or investments that we make.  We evaluate opportunities for strategic acquisitions and investments from time to time that may require cash, and we may consider opportunities to either repurchase outstanding debt or repurchase outstanding shares of our common stock in the future. Such repurchases, if any, may be made through the open market or privately negotiated transactions with third parties or pursuant to one or more tender or exchange offers or otherwise, upon such terms and at such prices as we may determine. Whether we effect any such repurchases will depend on a number of factors, including prevailing market conditions, our liquidity requirements, contractual restrictions and prospects for future access to capital.  We may also fund strategic acquisitions or investments with the proceeds from equity or debt issuances. We believe that, based on our cash balance, the availability we expect under the New Credit Facility and our expected cash flow from operations, we will be able to meet all of our financial obligations for the next twelve months.

Our ability to continue to pay the principal and interest on our long-term debt and to satisfy our other liabilities ultimately will be dependent upon establishing profitable operations and growing and diversifying our business.  In order to grow and diversify our business, we may need to raise additional capital, which may include a public or private financing or an amendment or replacement of our New Credit Facility to increase our availability for additional borrowings. See Item 1A, Risk Factors—“If we do not obtain additional capital to fund our operations and obligations, our growth may be limited,” of our 2015 Annual Report.  If we are unable to improve our profitability and grow our business, it could affect our ability to make interest payments, which would trigger our debt financial covenants, cause us to not be in compliance with the covenants under the Indenture and the New Credit Facility and may cause us to take actions describe under Item 1A, Risk Factors—“We may be unable to generate sufficient cash to service all of our indebtedness, including the notes, and may be forced to take other actions to satisfy our obligations under our indebtedness, which may be unsuccessful,” of our 2015 Annual Report. Ultimately, we may need to restructure or refinance our existing obligations, including the notes, before they come due. Such restructuring or refinancing would require the consent and cooperation of our bondholders and Midcap Financial Trust and may not be accomplished on terms that are acceptable to us, if at all. The Company continues to focus on formulating and implementing an effective and efficient transaction that maximizes enterprise value and

recapitalizes its senior secured notes before 2018.   If we are unable to restructure or refinance our existing obligations, our business, ability to comply with the covenants of our New Credit Facility and Indenture and future prospects may be adversely affected.

Should we be unable to comply with the terms and conditions of the New Credit Facility, we would be required to obtain modifications to the New Credit Facility or another source of financing to continue to operate as we anticipate, and we may not be able to obtain any such modifications or find another source of financing on acceptable terms or at all.

Working Capital

Our Field Services segment earns revenue through installations and maintenance services provided to a subsidiary of AT&T. A large portion of the inventory for the Field Services segment is purchased under a 30-day payment terms. The Field Services segment is paid by the subsidiary of AT&T, for its services on a weekly basis approximately two weeks after the work is completed. The weekly payment received includes a reimbursement for certain inventory used during the installation process.

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

Our Infrastructure Services revenues are primarily from fixed-unit price projects and are recognized under the completed contract method of accounting, and we bill for our services as we complete the contract.

As of June 30, 2016, we had negative working capital of $7.1 million, defined as current assets less current liabilities, as compared to $7.8 million in working capital at December 31, 2015. During the six months ended June 30, 2016, we used working capital to on-board technicians in our Field Services segment to support our revenue growth in the Digital Life and DIRECTV installations.  Due to seasonality in our project life cycles, invoicing is generally lower in the first half of a year and did not offset the working capital needs of the business.

Cash Flow Analysis

The following table presents selected cash flow data for the six months ended June 30, 2015 and 2016. (in thousands):

	Six months ended June 30,
	2015	2016
Net cash used in continuing operating activities	$(33,454)	$(30,387)
Net cash used in continuing investing activities	(1,522)	(1,162)
Net cash (used in) provided by continuing financing activities	(4,512)	12,537
Effect of exchange rate changes on cash	28	6
Decrease in cash	$(39,460)	$(19,006)

Operating Activities

Cash flow provided by or used in operations is primarily influenced by demand for our services, operating income and the type of services we provide, but it can also be influenced by working capital needs such as the timing of customer billing, collection of receivables and the settlement of payables and other obligations.

Net cash used in operating activities decreased by $3.1 million to net cash used in operations of $30.4 million for the six months ended June 30, 2016, as compared to the net cash used in operating activities of $33.5 million during the same period in 2015. This change is primarily attributable to the decrease in our net loss from continuing operations after adjustments for non-cash items offset by the increase in accounts receivable.

Investing Activities

Net cash used in investing activities decreased $0.3 million to $1.2 million for the six months ended June 30, 2016 as compared to the same period in 2015. The initial construction phase of the DAS system, which began in 2014, was completed during the three months ended March 31, 2016.  The lease of the DAS system will provide for a term of 10 years.

Financing Activities

Net cash provided by financing activities increased by $17.0 million to $12.5 million for the six months ended June 30, 2016, as compared to $4.5 million of net cash used in financing activities during the same period in 2015. The change was driven by the borrowings under the Credit Facility for the six months ended June 30, 2016.

Material Covenants under our Indenture

We are subject to certain incurrence and maintenance covenants under the Indenture, as described below.

Applicable Test
Applicable Ratio	Indenture
Fixed Charge Coverage Ratio	At least 2.00 to 1.00
Leverage Ratio	No more than 2.50 to 1.00

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

Pursuant to the terms of the Indenture, the calculations of the Fixed Charge Coverage Ratio and the Total Leverage Ratio exclude any Consolidated EBITDA from discontinued operations and any Fixed Charges attributable to discontinued operations.

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

At all times at which amounts are outstanding under the New Credit Facility, the New Credit Agreement requires that the Company maintain at least $5 million in minimum liquidity, which includes amounts available for borrowing under the New Credit Facility and unencumbered cash and cash equivalents of the Company.

Under the terms of the Indenture, we are required to meet certain ratio tests giving effect to anticipated transactions, including borrowing debt and making restricted payments prior to entering these transactions. Under the Indenture, these ratio tests include a Fixed Charge Coverage Ratio of at least 2.00 to 1.00 and a Total Leverage Ratio not greater than 2.50 to 1.00. The holders of the notes granted a waiver to these covenants in conjunction with the issuance of the Tack-On Notes, and we have not entered into any other transaction that requires it to meet these tests as of June 30, 2016.  Had we been required to meet these ratio tests as June 30, 2016, we would not have met the Fixed Charge Coverage Ratio or the Total Leverage Ratio.

Under the terms of our previous Credit Facility, we were required to meet certain covenants if a Triggering Event occurred. No Triggering Event was in existence as of June 30, 2016 or prior to payoff of the termination of the previous Credit Facility. As of June 30, 2016 we had $12.8 million outstanding on the previous Credit Facility; however upon execution of the New Credit Facility the outstanding balance was paid in full.

Reconciliation of Non-GAAP Financial Measures

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

The following table reconciles our EBITDA and EBITDA to Consolidated EBITDA (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2016	2015	2016
EBITDA and Consolidated EBITDA:
Loss from continuing operations	(19,183)	(21,520)	$(49,449)	$(31,679)
Income tax expense	30	27	340	66
Interest expense, net	11,053	11,010	21,872	21,988
Depreciation and amortization	2,644	1,754	5,268	3,137
EBITDA from continuing operations	(5,456)	(8,729)	(21,969)	(6,488)
Share-based compensation (a)	968	191	2,930	735
Restructuring expense (b)	2,262	906	7,643	1,400
Asset impairments (c)	500	8,687	2,142	8,767
Debt restructuring fees (d)	-	457	-	457
Amortization of debt issuance costs (e)	(937)	(898)	(1,811)	(1,793)
Consolidated EBITDA from continuing operations	$(2,663)	$614	$(11,065)	$3,078

(a)	Represents non-cash expense related to equity-based compensation.
(b)	Represents restructuring charges related to the 2014 Restructuring Plan.
(c)	Represents impairment charges recognized on internally developed software, assets held for sale and goodwill impairment.
(d)	Represents fees incurred related to the debt negotiations to restructure our senior debt.

(e)  Amortization of debt issuance costs is included in interest expense but excluded in the calculation of Consolidated EBITDA per the Indenture.

Capital Expenditures

We estimate that we will spend approximately $5.0 million in 2016 on capital expenditures related to equipment to ramp up for the anticipated growth in the Infrastructure Services segment.

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

Guarantees

We generally indemnify our customers for the services we provide under our contracts, as well as other specified liabilities, which may subject us to indemnity claims, liabilities and related litigation. At June 30, 2016 we were not aware of any asserted claims for material amounts in connection with these indemnity obligations.

Seasonality

Historically we have experienced seasonal variations in our business, primarily due to peaks in demand for our services immediately prior to and during sporting events.

For our DAS contracts, we have adopted the completed contract method; therefore, we do not recognize revenue or expenses on contracts until we have substantially completed the contract. Accordingly, the recognition of revenue and expenses on contracts that span quarters may also cause our reported results of operations to experience significant fluctuations.

Our Field Services segment’s results of operations may also fluctuate significantly from quarter to quarter. We typically generate more revenues in our Field Services segment during the third quarter of each year due to favorable weather conditions and sports promotional efforts. Because a significant portion of the Field Services segment’s expenses are relatively fixed, a variation in the number of customer engagements or the timing of the initiation or completion of those engagements can cause significant fluctuations in operating results from quarter to quarter.

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

Interest Rate Risk

On July 29, 2016, we entered into a New Credit Facility with Midcap Financial Trust, paid the outstanding balance on the Credit Facility in full and terminated the Credit Facility. The New Credit Facility availability for borrowings is subject to a borrowing base that is calculated as a function of the value of our eligible accounts receivable and inventory. Borrowings under the New Credit Facility bear interest at a floating rate equal to the sum of the current LIBOR rate plus an applicable margin of 4.85%. The New Credit Facility terminates, and all outstanding principal and interest thereunder is due and payable, on April 1, 2018.

Our notes payable balance at June 30, 2016 is comprised of our notes due in 2018, which bear a fixed rate of interest of 12.125%. Due to the fixed rate of interest on the notes, changes in interest rates would not have an impact on the related interest expense.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

GOODMAN NETWORKS INCORPORATED
Date: August 15, 2016	By:	/s/ Ron B. Hill
	Name:	Ron B. Hill
	Title:	Chief Executive Officer, President and Executive Chairman

Date: August 15, 2016	By:	/s/ Joy L. Brawner
	Name:	Joy L. Brawner
	Title:	Chief Financial Officer

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed Herewith
2.1#	Asset Purchase Agreement, dated as of June 2, 2016, by and between Goodman Networks Incorporated and Dycom Industries, Inc.	8-K	333-186684	2.1	July 12, 2016
2.2#	Amendment No. 1 to Asset Purchase Agreement, dated as of June 2, 2016, by and between Goodman Networks Incorporated and Dycom Industries, Inc.	8-K	333-186684	2.2	July 12, 2016
10.1

Credit and Security Agreement dated as of July 29, 2016, by and among Goodman Networks Incorporated, as borrower, Multiband Field Services, Incorporated and Goodman Networks Services, LLC, as co-borrowers, Midcap Financial Trust, as administrative agent and lender, and the additional lenders parties thereto from time to time.

X
10.2

Revolving Loan Note, dated as of July 29, 2016, by and among Goodman Networks Incorporated, Multiband Field Services, Incorporated and Goodman Networks Services, LLC, as borrowers, and Midcap Financial Trust, as lender.

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

# Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K.  Goodman Networks Incorporated hereby undertakes to furnish supplementally copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.