Form 10-Q
period 2016-09-30
Goodman Networks Inc
filed 2016-11-14
CIK 1335982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016

or

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

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of November 11, 2016, there were 912,754 shares of the registrant’s common stock, $0.01 par value, outstanding.

*	The registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, but is not required to file such reports under such sections.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements	Goodman Networks Incorporated
Consolidated Balance Sheets
(In Thousands, Except Share Amounts and Par Value)
(Unaudited)

	December 31, 2015	September 30, 2016
Assets
Current Assets
Cash	$39,832	$62,911
Restricted Cash	—	22,500
Accounts receivable, net of allowances for doubtful accounts of $107 at December 31, 2015 and $119 at September 30, 2016	21,179	32,331
Unbilled revenue on completed projects	695	1,939
Costs in excess of billings on uncompleted projects	3,428	3,565
Inventories	10,175	11,977
Prepaid expenses and other current assets	3,147	5,931
Assets held for sale	41,749	—
Income tax receivable	204	214
Total current assets	120,409	141,368

Property and equipment, net of accumulated depreciation of $30,140 at December 31, 2015 and $22,167 at September 30, 2016	19,036	19,140
Deposits and other assets	2,357	5,003
Insurance collateral	15,035	14,747
Deferred financing costs	98	1,196
Intangible assets, net of accumulated amortization of $14,508 at December 31, 2015 and $16,397 at September 30, 2016	14,412	12,523
Long-term assets held for sale	4,131	—
Goodwill	67,296	58,648
Total assets	$242,774	$252,625

Liabilities and Shareholders' Deficit
Current Liabilities
Line of credit	$—	$7,696
Accounts payable	23,748	26,713
Accrued expenses	47,451	33,639
Income taxes payable	311	891
Billings in excess of costs on uncompleted projects	2,930	1,277
Deferred revenue	2,295	1,536
Liabilities related to assets held for sale and discontinued operations	35,076	12,196
Deferred rent	51	40
Current portion of capital leases	775	574
Total current liabilities	112,637	84,562

Notes payable, net of deferred financing cost	315,846	318,416
Capital lease obligations	400	242
Long-term liabilities held for sale and discontinued operations	325	1,293
Accrued expenses, non-current	6,842	7,273
Deferred revenue, non-current	8,973	11,671
Deferred tax liability	1,714	1,359
Deferred rent, non-current	168	177
Total liabilities	446,905	424,993

Shareholders' Deficit
Common stock, $0.01 par value, 10,000,000 shares authorized; 1,029,072 issued and 912,754 outstanding at December 31, 2015 and September 30, 2016	10	10
Treasury stock, at cost, 116,318 shares at December 31, 2015 and September 30, 2016	(11,756)	(11,756)
Additional paid-in capital	25,914	26,557
Accumulated other comprehensive income	18	23
Accumulated deficit	(218,317)	(187,202)
Total shareholders' deficit	(204,131)	(172,368)
Total liabilities and shareholders' deficit	$242,774	$252,625

See accompanying notes to the consolidated financial statements

Goodman Networks Incorporated

Consolidated Statements of Operations and Comprehensive Income (Loss)

(In Thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016
Revenues	$93,938	$104,335	$254,935	$282,192
Cost of revenues	77,032	91,381	214,406	241,206
Gross profit (exclusive of depreciation and amortization included in selling, general and administrative expense shown below)	16,906	12,954	40,529	40,986
Selling, general and administrative expenses	18,068	15,745	59,143	43,235
Restructuring expense	250	221	7,892	1,621
Impairment expense	—	—	2,142	8,767
Operating loss	(1,412)	(3,012)	(28,648)	(12,637)
Interest expense, net	11,053	11,113	32,925	33,100
Loss before income taxes and discontinued operations	(12,465)	(14,125)	(61,573)	(45,737)
Income tax expense (benefit)	48	(18,153)	387	(18,087)
Income (Loss) from continuing operations before discontinued operations	(12,513)	4,028	(61,960)	(27,650)
Discontinued operations, net of income taxes	190	60,316	11,365	58,765
Net income (loss)	(12,323)	64,344	(50,595)	31,115
Other comprehensive income (loss):	26	(14)	26	(5)
Comprehensive income (loss)	$(12,297)	$64,330	$(50,569)	$31,110

See accompanying notes to the consolidated financial statements

Goodman Networks Incorporated

Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2015	2016
Operating Activities
Net (loss) income	$(50,595)	$31,115
Net income from discontinued operations	(11,365)	(58,765)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization of property and equipment	3,258	2,904
Amortization of intangible assets	4,357	1,889
Amortization of debt discounts and deferred financing costs	2,691	1,472
Impairment charges	2,142	8,767
Change in estimate of doubtful accounts	(176)	581
Deferred tax expense (benefit)	279	(355)
Share-based compensation expense	4,468	643
Change in fair value of contingent consideration	(726)	—
Disposal on property and equipment	—	119
Changes in:
Accounts receivable	(7,704)	(5,410)
Unbilled revenue	(3,510)	(1,244)
Costs in excess of billings on uncompleted projects	(2,512)	(136)
Inventories	9,191	(1,802)
Prepaid expenses and other assets	(3,915)	(5,144)
Accounts payable and other liabilities	14,932	(10,407)
Income taxes payable / receivable	(1,693)	570
Billings in excess of costs on uncompleted projects	1,276	(1,653)
Deferred revenue	1,968	1,939
Deferred rent	(329)	(2)
Net cash used in continuing operating activities	(37,963)	(34,919)
Net cash provided by discontinued operating activities	5,889	(15,521)
Net cash used in operating activities	(32,074)	(50,440)

Investing Activities
Purchases of property and equipment	(1,780)	(2,704)
Proceeds from the sale of property and equipment	11	—
Net cash used in continuing investing activities	(1,769)	(2,704)
Net cash (used in) provided by discontinued investing activities	(738)	91,391
Net cash (used in) provided by investing activities	(2,507)	88,687

Financing Activities
Proceeds from lines of credit	568,302	459,361
Payments on lines of credit	(568,302)	(451,665)
Payments on capital leases, notes payable	(815)	(359)
Payments on guarantee arrangements	(4,000)	—
Net cash (used in) provided by continuing financing activities	(4,815)	7,337
Net cash (used in) provided by financing activities	(4,815)	7,337

Effect of exchange rate changes on cash	26	(5)
Increase (decrease) in cash	(39,370)	45,579
Cash, Beginning of Period	76,703	39,832
Cash, End of Period	$37,333	$85,411

See accompanying notes to the consolidated financial statements

Goodman Networks Incorporated

Consolidated Statements of Cash Flows (Continued)

(In Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2015	2016
Supplemental Cash Flow Information
Cash paid for interest	$40,156	$40,186
Cash paid for income taxes	$2,389	$314

Supplemental Non-Cash Investing and Finance Activities
Purchase of property and equipment financed through capital leases and other financing arrangements	$197	$—

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

Disposition of Business Unit

On July 6, 2016, the Company completed the sale of the Assets to Dycom pursuant to the terms and conditions of the Agreement, as amended. The Company’s financial results for the periods prior to the sale of the wireless network deployment and wireline business have been reflected in our unaudited consolidated statement of operations and comprehensive income (loss), retrospectively, as discontinued operations. Additionally, the related assets and liabilities associated with the discontinued operations in the prior years are classified as held for sale in the unaudited consolidated balance sheet.  As consideration for the Assets, Dycom paid the Company approximately $107.5 million, which was subject to a customary working capital adjustment currently estimated to require the Company to pay Dycom $4.7 million, and assumed certain liabilities of the Company. $22.5 million of the proceeds from the sale of the Assets has been deposited into an indemnity escrow account, reflected as Restricted cash in the consolidated balance sheet and will be held until certain conditions are fulfilled. We deposited the net proceeds from the sale of the Assets received as of July 6, 2016 in two accounts.  $35.0 million of the net proceeds were deposited in an account subject to the control of PNC Bank, National Association (now Midcap Financial Trust) (the “New Credit Facility Account”), and $45.3 million of the net proceeds were deposited into an account subject to the control of the collateral trustee (the “Notes Account”). See Note 3 – Discontinued Operations and Note 7 – Notes Payable for additional information.

Restructuring Activities

In 2014, management approved, committed to and initiated plans to restructure and further improve efficiencies in operations, including further integrating the operations of Multiband Corporation (“Multiband”) and the Custom Solutions Group (“CSG”) of Cellular Specialties, Inc. (the “2014 Restructuring Plan”). The restructuring costs associated with the 2014 Restructuring Plan are recorded in the restructuring expense line item within the unaudited consolidated statements of operations and comprehensive income (loss). See Note 16 – Restructuring Activities for a summary of restructuring activities and costs.

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

The total amount of gross billings on uncompleted contracts as of December 31, 2015 and September 30, 2016 was $14.9 million and $8.1 million, respectively.

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

In March 2016, the FASB issued ASU No. 2016-09, Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). The new guidance was developed as part of the FASB's simplification initiative. The core principle of the ASU is that all income tax effects of awards are to be recognized in the statement of operations and comprehensive income (loss) when the awards vest or are settled, it allows an employer to repurchase more of an employee's shares than it can currently for tax withholding purposes without triggering liability accounting, and allows an employer to make a policy election to account for forfeitures as they occur. ASU 2016-09 is effective for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2016. However early adoption is permitted. The Company anticipates the adoption in the effective period and is currently evaluating the effect, if any, that the ASU 2016-09 will have on the consolidated financial statements and related disclosures.

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

In August 2016, the FASB issued ASU 2016-15, which amended the guidance of FASB Accounting Standards Codification Topic 230, Statement of Cash Flows (ASC 230) on the Classification of Certain Cash Receipts and Payments (“ASU 2016-15”). The primary purpose of ASU 2016-15 is to reduce the diversity in practice which has resulted from a lack of consistent principles on this topic. The amendments of ASU 2016-15 add or clarify guidance on eight specific cash flow issues, including debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions, and separately identifiable cash flows and application of the predominance principle. The guidance of ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is evaluating the impact of this guidance on its consolidated financial statements.

Recent Accounting Pronouncements Adopted in 2016.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), to simplify the presentation of debt issuance costs. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts.  The new standard is effective for the Company in the fiscal year beginning after December 15, 2015.   The Company adopted ASU No. 2015-03 as of January 1, 2016. Prior period deferred financing costs of $10.3 million in the consolidated balance sheets as of December 31, 2015, has been reclassified to conform to the current period as required by the standard. See Note 7 to the Consolidated Financial Statements for further updates.

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

Note 3. Discontinued Operations

On July 6, 2016, the Company completed the sale of assets to Dycom pursuant to the terms and conditions of the Agreement with Dycom, pursuant to which the Company sold certain Assets to Dycom, and Dycom agreed to assume certain liabilities of the Company, related to the Company’s former wireless network deployment and wireline businesses within the Infrastructure Services segment.  As a result, the Company has classified the results of the wireless network deployment and the wireline businesses as discontinued operations in the unaudited consolidated statements of operations and comprehensive income (loss) for all periods presented. Additionally, the related assets and liabilities associated with the discontinued operations are classified as held for sale in the unaudited consolidated balance sheets.  The following table presents the aggregate carrying amounts of the classes of held for sale assets and liabilities and discontinued operations as of December 31, 2015 and September 30, 2016.

	December 31, 2015	September 30, 2016
	(In thousands)
Assets
Carrying amounts of assets included as part of discontinued operations:
Accounts receivable, net	$7,633	$—
Unbilled revenue on completed projects	11,060	—
Costs in excess of billings on uncompleted projects	17,632	—
Inventories	5,177	—
Prepaid expenses and other current assets	247	—
Property and equipment, net	2,053	—
Deposits and other assets	196	—
Goodwill	1,882	—
Total assets classified as held for sale in the consolidated balance sheets	$45,880	$—

Carrying amounts of liabilities included as part of discontinued operations:
Accounts payable	$22,138	$—
Accrued expenses	9,743	12,196
Billings in excess of costs on uncompleted projects	3,131	—
Deferred rent - short term	64	—
Other non-current liability	79	1,293
Deferred rent - long term	246	—
Total liabilities related to liabilities held for sale and discontinued operations in the consolidated balance sheets	$35,401	$13,489

The following table presents the financial results related to discontinued operations for the three and nine months ended September 30, 2016 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016
Revenues	$71,557	$24,949	$310,604	$110,345
Cost of revenues	66,533	27,310	283,251	104,099
Gross profit (exclusive of depreciation and amortization included in selling, general and administrative expense shown below)	5,024	(2,361)	27,353	6,246
Selling, general and administrative expenses	4,543	7,920	13,641	16,836
Restructuring expense	251	2,238	1,617	3,178
Impairment expense	—	386	633	667
Gain on sale of assets	—	(91,947)	—	(91,947)
Operating income	230	79,042	11,462	77,512
Interest expense, net	—	9	—	9
Income before income taxes	230	79,033	11,462	77,503
Income tax expense	40	18,717	97	18,738
Net income from discontinued operations	$190	$60,316	$11,365	$58,765

The following table presents the cash flow related to discontinued operations for the nine months ended September 30, 2016 (in thousands):

	Nine Months Ended September 30,
	2015	2016
Net cash provided by (used in) discontinued operating activities	$5,889	$(15,521)
Net cash provided by (used in) discontinued investing activities	(738)	91,391
Net cash provided by (used in) discontinued financing activities	—	—

Note 4. Property and Equipment

Property and equipment consisted of the following: (in thousands)

	December 31, 2015	September 30, 2016
Software	$19,065	$14,599
Computers and office equipment	9,635	20,174
Furniture and fixtures	1,112	1,322
Other equipment	3,067	2,078
Vehicles	80	2
Construction in process	14,433	1,664
Leasehold improvements	1,784	1,468
	49,176	41,307
Less: accumulated depreciation and amortization	(30,140)	(22,167)
Property and equipment, net	$19,036	$19,140

Depreciation and amortization of property and equipment for the three months ended September 30, 2015 and 2016 was $0.9 million and $1.0 million, respectively, and $3.3 million and $2.9 million, for the nine months ended September 30, 2015 and 2016, which has been recorded in selling, general and administrative expenses.

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

The changes in goodwill, by business segment for the nine months ended September 30, 2016 are as follows (in thousands):

	Field Services	Professional Services	Total
Goodwill at December 31, 2015	$58,648	$8,648	$67,296
Impairment adjustments	—	(8,648)	(8,648)
Goodwill at September 30, 2016	$58,648	$—	$58,648

Intangible assets were as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Impairment Charges	Intangible Assets, net
Customer contracts	$13,900	$4,297	$—	$9,603
Customer relationships	6,610	4,582	—	2,028
Tradename	3,860	3,860	—	—
Noncompete agreements	3,150	2,258	—	892
Customer backlog	1,400	1,400	—	—
Total	$28,920	$16,397	$—	$12,523

Amortization of intangible assets was $1.5 million and $0.6 million for the three months ended September 30, 2015 and 2016, respectively and $4.4 million and $1.9 million for the nine months ended September 30, 2015 and 2016, respectively.

Note 6. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31, 2015	September 30, 2016
Employee compensation and related costs	$11,664	$12,975
Sales and use tax payable	3,122	495
Accrued job loss	644	93
Accrued interest	19,704	9,760
Workers' compensation, current	2,996	3,116
Accrued restructuring costs, current	4,507	1,433
Other, current	4,814	5,767
Total accrued expenses, current	$47,451	$33,639

Workers' compensation, non-current	$5,359	$5,677
Accrued restructuring & other costs, non-current	1,483	1,596
Total accrued expenses, non-current	$6,842	$7,273

Note 7. Notes Payable and Line of Credit

Notes payable consist of the following (in thousands):

	December 31, 2015	September 30, 2016
Senior secured notes due July 1, 2018, net of discount of $1,390 as of December 31, 2015 and $973 as of September 30, 2016 respectively, with stated interest of 12.125%	$223,610	$224,027
Senior secured notes due July 1, 2018, including a premium of $2,553 and $1,780 as of December 31, 2015 and September 30, 2016 respectively, with stated interest of 12.125%	102,553	101,780
	326,163	325,807
Less: deferred financing costs	(10,317)	(7,391)
Notes payable, net of deferred financials costs	$315,846	$318,416

The table below presents the outstanding balance on the Company’s previous credit facility (in thousands):

	December 31, 2015	September 30, 2016
Revolving credit facility	$—	$7,696

On June 23, 2011 the Company issued $225.0 million of its 12.125% senior secured notes due July 1, 2018 (the “Notes”) at a discount of $3.9 million.  The Notes issued on June 23, 2011 carry a stated interest rate of 12.125%, with an effective rate of 12.50%. On June 13, 2013, the Company issued an additional $100.0 million of Notes through a subsidiary (the “Tack-On Notes”) as a “tack-on” under and pursuant to the indenture under which the Company issued the Notes. The Tack-On Notes were offered at 105% of their principal amount for an effective interest rate of 10.81%.  Interest is payable semi-annually each January 1 and July 1 on the Notes. The Notes are secured by: (i) a first-priority lien on substantially all of the Company’s existing and future domestic plant, property, assets and equipment including tangible and intangible assets, other than the assets that secure the Company’s revolving credit facility with Midcap Financial Trust (the “New Credit Facility”), on a first-priority basis, (ii) a first-priority lien on 100% of the capital stock of the Company’s existing and future material U.S. subsidiaries and non-voting stock of the Company’s existing and future material non-U.S. subsidiaries and 66% of all voting stock of the Company’s existing and future material non-U.S. subsidiaries and (iii) a second-priority lien on the Company’s accounts receivable, unbilled revenue on completed contracts and inventory that secured the New Credit Facility on a first-priority basis, subject, in each case, to certain exceptions and permitted liens.

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

Pending the final application of the net proceeds, the Company may temporarily reduce revolving credit borrowings or otherwise invest such net proceeds in any manner that is not prohibited by the Indenture.  If the Company does not use the net proceeds from asset sales as permitted by the Indenture within 360 days after their receipt, the Company will be required to make an offer to repurchase the Notes with any remaining net proceeds on a pro rata portion of the Notes at 100% of their principal amount, plus accrued and unpaid interest and additional interest, if any, to the date of repurchase.  For any transactions entered into during such 360 day period that would constitute a permitted use of funds in the New Credit Facility Account or the Notes Account under the Indenture, the Company has up to 180 days after the end of the 360 day period to close the transaction.

The terms of the Indenture require the Company to meet certain ratio tests giving effect to anticipated transactions, including borrowing debt and making restricted payments prior to entering these transactions.  These ratio tests are, as defined per the Indenture, a Fixed Charge Coverage Ratio of at least 2.00 to 1.00 and a Total Leverage Ratio not greater than 2.50 to 1.00.  The holders of the Notes granted a waiver to these covenants in conjunction with the issuance of the Tack-On Notes, and the Company has not entered into any other transaction that requires it to meet these tests as of September 30, 2016.  Had the Company been required to meet these ratio tests as of September 30, 2016, the Company would not have met the Fixed Charge Coverage Ratio or the Total Leverage Ratio.

Our ability to continue to pay the principal and interest on our long-term debt and to satisfy our other liabilities ultimately will be dependent upon establishing profitable operations and growing and diversifying our business.  If we are unable to improve our profitability and grow our business, it could affect our ability to make interest payments, which would trigger our debt financial covenants and cause us to not be in compliance.   The Company continues to focus on formulating and implementing an effective and efficient transaction that maximizes enterprise value and recapitalizes its senior secured notes before 2018.  Failure to restructure or refinance these obligations prior to or upon maturity could adversely impact our business and ability to comply with the covenants of our New Credit Facility and Indenture  and represents a significant uncertainty as to our ability to continue as a going concern.

On July 29, 2016, the Company, entered into a Revolving Loan Note (the “Revolving Loan Note”) and a Credit and Security Agreement with Midcap Financial Trust, as administrative agent and lender, and the additional lenders parties thereto from time to time (the “New Credit Agreement”), which provides for a maximum commitment of $25 million for the New Credit Facility.

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

Proceeds from borrowings under the New Credit Facility were used by the Company, together with cash on hand, to repay existing indebtedness outstanding under the Company’s previous credit facility with PNC Bank, National Association (the “Previous Credit Facility”) in full. On July 29, 2016, in connection with the effectiveness of the New Credit Agreement described previously, the Company terminated the commitments under the Previous Credit Facility and repaid all outstanding loans thereunder.

Under the terms of the Previous Credit Facility, the Company was required to meet certain covenants if a Triggering Event occurred. No Triggering Event was in existence as of September 30, 2016 or prior to payoff of the termination of the Previous Credit Facility.

The New Credit Facility limits the Company’s ability to make certain distributions or dividends. As of September 30, 2016 the Company had $7.7 million outstanding on the New Credit Facility.

Note 8. Fair Value Measurements

The carrying values of cash and cash equivalents, accounts receivable, costs in excess of billings on uncompleted projects, accounts payable, accrued liabilities and the line of credit are reflected in the unaudited consolidated balance sheet at historical cost, which is materially representative of their fair value due to the relatively short-term maturities of these assets and liabilities.

The carrying value of the capital lease obligations approximates fair value because they bear interest at rates currently available to the Company for debt with similar terms and remaining maturities.

The carrying value and fair value of the Notes as of December 31, 2015 was $326.2 million and $81.3 million, respectively, and the carrying value and fair value of the Notes as of September 30, 2016 was $325.8 million and $140.0 million, respectively. Fair value for the Notes is a Level 2 measurement and has been based on the over-the-counter-market trading prices as of the respective balance sheet dates.

Note 9. Leases

The Company leases certain equipment under capital leases.  The economic substance of these leases is that the Company is financing the acquisition of the equipment through the leases and accordingly, the equipment is recorded as an asset and the leases are recorded as liabilities.

Operating lease commitments relate primarily to rental of vehicles, facilities and equipment under non-cancellable operating lease agreements which expire at various dates through the year 2020.  Rent expense for operating leases was approximately $1.3 million and $1.0 million for the three months ended September 30, 2015 and 2016, respectively, and $3.6 million and $3.3 million for the nine months ended September 30, 2015 and 2016.

Note 10. Share-Based Compensation and Warrants

Share-Based Compensation

The following table summarizes stock option activity under the Goodman Networks Incorporated 2008 Long-Term Incentive Plan (the “2008 Plan”) and the Goodman Networks, Incorporated 2000 Equity Incentive Plan (the “2000 Plan”) for the nine months ended September 30, 2016:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding at December 31, 2015	571,566	$64.47	6.23
Forfeited	(22,505)	77.64
Expirations	(48,831)	75.05
Outstanding at September 30, 2016	500,230	$61.71	5.31

Exercisable at September 30, 2016	496,226	$60.82	5.26

The fair values of option awards granted were estimated at the grant date using a Black-Scholes option pricing model with the following assumptions:

	2015	2016
Expected volatility	60.70% - 67.53%	n/a
Risk-free interest rate	0.35% - 1.62%	n/a
Expected life (in years)	1.00 - 5.65	n/a
Expected dividend yield	0.00%	n/a

The Company did not grant any stock options during nine months ended September 30, 2016.  As of September 30, 2016, there was approximately $0.3 million of unrecognized compensation costs related to non-vested stock options.  These costs are expected to be recognized over a remaining weighted average vesting period of 0.40 years.

There were no stock options exercised during the nine months ended September 30, 2016. The intrinsic value for stock options vested and expected to vest is $5.4 million.

The compensation expense recognized for outstanding share-based awards was $1.1 million and $0.1 million for the three months ended September 30, 2015 and 2016, respectively, and $4.5 million and $0.6 million for the nine months ended September 30, 2015 and 2016.

Note 11. Related Party Transactions

In 2011, the Company issued a letter of credit to a company owned by a relative of the Company’s former Executive Chairman as a guarantee of the related party’s line of credit. The guarantee liability for the full amount of $4.0 million was paid in full in 2015 by the Company. The liability related to the guarantee was released and the Company no longer maintains any exposure related to the letter of credit. Pursuant to the agreement reached in 2014, the Company agreed to forgive the related party’s obligation to reimburse the Company for amounts advanced under the guarantee if the related party were to make a cash payment to the Company in the amount of $1.5 million plus interest at a rate of 2.0% per annum from September, 25, 2014 and satisfy certain other contingencies. The related party made a cash payment to the Company in the amount of $1.5 million in 2015; however, all obligations have not been satisfied and the related party’s pledged stock of 15,625 shares of Goodman Networks common stock remain as additional paid-in capital in the consolidated balance sheet, and at September 30, 2016, the related party owed the Company the balance of the guaranteed amount plus accrued interest.

The Company had approximately $43,000 and $41,000 of non-interest bearing advances due from a founding shareholder of the Company as of December 31, 2015 and September 30, 2016, respectively, recorded in deposits and other current assets on the unaudited consolidated balance sheets.

Throughout the year, the Company utilizes a ranch owned by certain shareholders for meetings and conferences. The use of the ranch was expensed within the unaudited consolidated statements of operations and comprehensive income (loss) at $13,000 per month for the three and nine months ended September 30, 2015 and 2016.

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

Note 12. Employee Benefit Plan

The Company sponsors a 401(k) retirement savings plan for its employees.  Eligible employees are allowed to contribute a portion of their compensation, not to exceed a specified contribution limit imposed by the Internal Revenue Code.  The Company’s plan provides for matching employee contributions of 100% on the first 3% of each participant’s compensation and 50% on the next 2%. For the three months ended September 30, 2015 and 2016 employer contributions totaled $1.1 million and $1.2 million, respectively, and contributions totaled $3.5 million and $3.1 million for the nine months ended September 30, 2015 and 2016, respectively.

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

During the three months ended September 30, 2016, in connection with the sale of the Company’s wireless network deployment and wireline business the Company disclosed the existence of an approximately $31.7 million disputed sales tax liability with the State of Texas (the “Sales Tax Liability”). To the extent the State of Texas seeks to enforce the Sales Tax Liability, the Company believes that all or a portion of the Sales Tax Liability is reimbursable by AT&T. The State of Texas may seek to enforce the Sales Tax Liability against the Company; however, the Company disputes any and all liability with respect to the Sales Tax Liability. The Company does not believe the disputed liability is probable at this time and as such, no accrual has been recorded for the assessed value of the liability.

Concentration of Credit Risk

A significant portion of the Company’s revenue is derived from AT&T and subsidiaries of AT&T, including DIRECTV.

The following table reflects the percentage of total revenue from such customer for the three and nine months ended September 30, 2015 and 2016:

	Three months ended September 30,		Nine months ended September 30,
	2015	2016	2015	2016
Subsidiaries of AT&T Inc.	79.9%	80.3%	77.6%	84.3%
Other	20.1%	19.7%	22.4%	15.7%

Amounts due from these significant customers at December 31, 2015 and September 30, 2016 were as follows (in thousands):

	December 31, 2015	September 30, 2016
Subsidiaries of AT&T Inc.	$9,787	$20,187

A loss of AT&T and its subsidiaries as a customer would have a material adverse effect on the financial condition of the Company.

Indemnities

The Company generally indemnifies its customers for services it provides under its contracts which may subject the Company to indemnity claims, liability and related litigations. For the nine months ended September 30, 2016, the Company was not aware of any material asserted or unasserted claims in connection with these indemnity obligations.

State Sales Tax

The Company is routinely subject to sales tax audits that could result in additional sales taxes and related interest owed to various taxing authorities. Any additional sales taxes against the Company will be invoiced to the appropriate customer. No assurances can be made, however, that such customers would be willing to pay the additional sales tax.

Note 14. Income Taxes

The Company’s effective tax rate was 39.5% and 0.6% for the nine months ended September 30, 2016 and 2015, respectively. In determining the quarterly provision for income taxes, management uses an actual year to date effective tax rate. The effect of significant discrete items is separately recognized in the quarter in which such items occur. Significant factors that could affect the annual effective tax rate include management’s assessment of certain tax matters, the location and amount of taxable earnings, changes in certain non-deductible expenses and expected credits.

Note 15. Segments

The Company primarily operates through three business segments, Field Services (FS), Professional Service (PS) and Infrastructure Services (IS). The Field Services segment generates revenue from the installation and service of video programming for both residential and commercial customers under a contract with a subsidiary of AT&T. The Professional Services segment provides customers with design, engineering, construction, deployment, and maintenance of small cell and distributed antenna systems (“DAS”). The Infrastructure Services segment provides maintenance and decommissioning services to wireless networks. During the second quarter we have classified the results of certain assets and liabilities within the IS segment as discontinued operations in our unaudited consolidated statements of operations and comprehensive income (loss) for all periods presented. Additionally, the related assets and liabilities associated the discontinued operations are classified as held for sale in our unaudited consolidated balance sheet. See Note 3 – Discontinued Operations for additional formation.

There were no material intersegment transfers or sales during the periods presented. Selected segment financial information for the three and nine months ended September 30, 2015 and 2016, respectively, is presented below (in thousands):

	Three Months Ended September 30, 2015
	FS	PS	IS	Other	Corporate	Total
Revenues	$72,299	$18,760	$2,879	$—	$—	$93,938
Cost of revenues	59,463	14,385	3,184	—	—	77,032
Gross profit	$12,836	$4,375	$(305)	$—	$—	$16,906
Selling, general and administrative expenses					18,068	18,068
Restructuring expense					250	250
Impairment expense					—	—
Operating loss						(1,412)
Interest expense, net					11,053	11,053
Loss before income taxes						(12,465)
Income tax expense					48	48
Loss from continuing operations						$(12,513)

	Three Months Ended September 30, 2016
	FS	PS	IS	Other	Corporate	Total
Revenues	$83,188	$17,896	$3,251	$—	$—	$104,335
Cost of revenues	72,141	15,801	3,439	—	—	91,381
Gross profit	$11,047	$2,095	$(188)	$—	$—	$12,954
Selling, general and administrative expenses					15,745	15,745
Restructuring expense					221	221
Impairment expense					—	—
Operating loss						(3,012)
Interest expense, net					11,113	11,113
Loss before income taxes						(14,125)
Income tax expense					(18,153)	(18,153)
Loss from continuing operations						$4,028

	Nine Months Ended September 30, 2015
	FS	PS	IS	Other	Corporate	Total
Revenues	$191,514	$49,164	$14,257	$—	$—	$254,935
Cost of revenues	156,947	43,736	13,723	—	—	214,406
Gross profit	$34,567	$5,428	$534	$—	$—	$40,529
Selling, general and administrative expenses					59,143	59,143
Restructuring expense					7,892	7,892
Impairment expense					2,142	2,142
Operating loss						(28,648)
Interest expense, net					32,925	32,925
Loss before income taxes						(61,573)
Income tax expense					387	387
Loss from continuing operations						$(61,960)

	Nine Months Ended September 30, 2016
	FS	PS	IS	Other	Corporate	Total
Revenues	$234,388	$42,312	$5,492	$—	$—	$282,192
Cost of revenues	198,950	36,906	5,350	—	—	241,206
Gross profit	$35,438	$5,406	$142	$—	$—	$40,986
Selling, general and administrative expenses					43,235	43,235
Restructuring expense					1,621	1,621
Impairment expense					8,767	8,767
Operating loss						(12,637)
Interest expense, net					33,100	33,100
Loss before income taxes						(45,737)
Income tax expense					(18,087)	(18,087)
Loss from continuing operations						$(27,650)

Total assets by segment are presented below as of December 31, 2015 and September 30, 2016 (in thousands):

	December 31, 2015
	FS	PS	IS	Assets Held for Sale	Corporate	Total
Total Assets	$112,103	$44,825	$1,614	$45,880	$38,352	$242,774

	September 30, 2016
	FS	PS	IS	Assets Held for Sale	Corporate	Total
Total Assets	$148,897	$37,892	$22,826	$—	$43,010	$252,625

Note 16. Restructuring Activities

During the second quarter of 2014, the Company’s management approved, committed to and initiated plans to implement the 2014 Restructuring Plan.  The restructuring costs associated with the 2014 Restructuring Plan are recorded in the restructuring expense line item within the consolidated statements of operations and comprehensive income (loss).  The Company incurred a significant portion of the estimated restructuring expenses through the end of 2014.

In connection with the sale of the Company wireless network deployment and wireline business, the Company completed its 2014 Restructuring Plan and approved, committed to and initiated plans to reduce its selling, general and administrative costs in line with the Company’s continuing operations (the 2016 Restructuring Plan).

The following table summarizes the activities associated with restructuring liabilities from December 31, 2015 to September 30, 2016 (in thousands), all of which are included in accrued liabilities in the accompanying consolidated balance sheets.  In the table below, “Charges” represents the initial charge related to the restructuring activity, and “Payments” consists of cash payments for severance, employee-related benefits, lease and other contract termination costs, and other restructuring costs.

2016 Restructuring Plan

The table below presents the 2016 restructuring costs.

	Liability at December 31, 2015	Charges	Cash payments and other non-cash transactions	Liability at September 30, 2016
Continuing operations - severance and employee related benefits	$—	$415	$(5)	$410
Discontinued operations	—	2,106	(250)	1,856
Total 2016 Restructuring Plan	$—	$2,521	$(250)	$2,266

The following table summarizes the inception to date restructuring costs recognized and the total restructuring costs recognized in the 2016 Restructuring Plan (in thousands):

	As of September 30, 2016
	Total Costs Recognized To Date	Total Expected Program Cost
Severance and employee-related benefits	$415	$3,000
Total 2014 Restructuring Plan	$415	$3,000

2014 Restructure Plan

The table below presents the 2014 restructuring costs.

	Liability at December 31, 2015	Charges	Cash payments and other non-cash transactions	Liability at September 30, 2016
Continuing Operations - Severance and employee-related benefits	$5,263	$1,206	$(5,135)	$1,334
Discontinued Operations	111	1,072	$(372)	811
Total 2014 Restructuring Plan	$5,374	$2,277	$(5,506)	$2,145

The Company completed its 2014 Restructuring Plan during the second quarter of 2016. The following table summarizes the inception to date restructuring costs recognized and the total restructuring costs recognized in the 2014 Restructuring Plan (in thousands):

	As of September 30, 2016
	Total Costs Recognized To Date	Total Expected Program Cost
Severance and employee-related benefits	$18,798	$21,040
Contract termination costs	10	140
Impairment of intangible assets	3,904	3,904
Other restructuring costs	800	(84)
Total 2014 Restructuring Plan	$23,512	$25,000

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

The following discussion and analysis summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and cash flows as of and for the periods presented below. The following discussion and analysis should be read in conjunction with (i) the accompanying unaudited consolidated financial statements and notes thereto for the three and nine months ended September 30, 2015 and 2016, and with our consolidated financial statements and notes thereto for the year ended December 31, 2015 included in our Annual Report on Form 10-K, the 2015 Annual Report, and (ii) the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2015 Annual Report.

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

Overview

We are a leading provider of installation and maintenance services for satellite communications. We also provide network infrastructure and professional services to the telecommunications industry.  We serve the satellite television industry by providing onsite installation, upgrade and maintenance of satellite television systems to both the residential and commercial market customers.  Our professional services include the design, engineering, construction, deployment, and maintenance of small cell and distributed antenna systems (“DAS”). Our wireless telecommunications services include the maintenance, and decommissioning of wireless networks for traditional cell towers. These highly specialized and technical services are critical to the capability of our customers to deliver video, data and voice services to their end users.

On July 6, 2016, we completed the sale of the Assets to Dycom pursuant to the terms and conditions of the Agreement, as amended.  As consideration for the Assets, Dycom paid the Company approximately $107.5 million, which was subject to a customary working capital adjustment currently estimated to require the Company to pay Dycom $4.7 million, and assumed certain liabilities of the Company. $22.5 million of the proceeds from the sale of the Assets has been deposited into an indemnity escrow account and will be held until certain conditions are fulfilled. We deposited the net proceeds from the sale of the Assets received as of July 6, 2016 in two accounts.  $35.0 million of the net proceeds were deposited in an account subject to the control of PNC Bank, National Association (now Midcap Financial Trust) (the “New Credit Facility Account”), and $45.3 million of the net proceeds were deposited into an account subject to the control of the collateral trustee (the “Notes Account”).  In connection with the sale of the Assets to Dycom, the Company is precluded from providing certain wireless services in the US and Canada to AT&T and certain small cell services to AT&T in certain geographic areas or wireline services to customers in the telecommunications industry with certain exceptions.

We operate from a broad footprint across the United States.  As of September 30, 2016, we employed over 3,600 people and operated in over 40 regional offices and warehouses.  We have established long-standing relationships with Tier-1 wireless carriers, original telecommunications equipment manufacturers, or OEMs, and a satellite television service provider, including AT&T and its subsidiaries, AT&T Mobility, LLC, or AT&T Mobility, and Alcatel-Lucent USA Inc., or Alcatel-Lucent, and Sprint/United Management Company, or Sprint.  Over the last few years, we have sought to diversify our customer base within the telecommunications industry by leveraging our long-term success and reputation for quality to win new customers such as Century Link, Inc. or Century Link and Verizon Wireless, or Verizon. We generated nearly all of our revenues over the past several years under master service agreements, or MSAs, that establish a framework including pricing and other terms, for providing ongoing services. During 2015, we also provided small cell or DAS services to over 100 enterprises including higher education institutions, stadiums for professional and collegiate sports events, hotels and resorts, major retailers, hospitals, corporations and government agencies.

2014 Restructuring Plan

During 2014, our management approved, committed to and initiated plans to restructure and further improve efficiencies in our operations, or the 2014 Restructuring Plan. As part of the 2014 Restructuring Plan, we have taken steps to (i) further integrate the operations acquired in our acquisition by merger of Multiband, in 2013, and the Custom Solutions Group of Cellular Specialties, Inc., or CSG, a provider of indoor and outdoor DAS and carrier Wi-Fi solutions, services, consultations and maintenance that we acquired in 2013, including elimination of redundant positions and information technology infrastructure to realize acquisition synergies, (ii) exit certain locations to bring our overhead costs in line with our revenue, and (iii) eliminate certain headcount to bring our costs in line with our forecasted demand. The restructuring costs associated with the 2014 Restructuring Plan are recorded in the restructuring expense line item within our consolidated statements of operations and comprehensive income (loss). We incurred a significant portion of the estimated restructuring expenses related to the 2014 Restructuring Plan during 2014. We incurred over $23.0 million of expenses related to the 2014 Restructuring Plan.  In connection with the sale of certain assets used in our wireless network deployment and wireline business, we completed our 2014 Restructuring Plan.

2016 Restructuring Plan

In connection with the sale of certain assets used in our former wireless network deployment and wireline business, we approved, committed to and initiated plans to reduce its selling, general and administrative costs in line with our continuing operations, or the 2016 Restructuring Plan. We have incurred over $2.5 million of expenses related to the 2016 Restructuring plan as of September 30, 2016 and anticipate incurring the remainder of the planned $5.0 million of expenses related to the 2016 Restructuring Plan by the end of the first half of the 2017.

Operating Segments

We primarily operate through three business segments: Field Services, Professional Services and Infrastructure Services. Through our Field Services segment, we install, upgrade and maintain satellite television systems for both residential and commercial customers. Through our Professional Services and Infrastructure Services segments, we help wireless carriers and OEMs design, engineer, deploy, integrate, maintain and decommission critical elements of wireless telecommunications networks. Following the sale of our wireless network deployment and wireline businesses during the third quarter of 2016, our business strategy and activity now primarily focus on the Field Services Segment, which generated a 17.7% gross margin for the year ended December 31, 2015.

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

Customers

We served over 150 customers in 2015 and the vast majority of our revenues are from subsidiaries of AT&T. Our customer list includes several of the largest carriers and OEMs in the telecommunications industry. Revenues earned from customers other than AT&T were 22.4% and 15.7% of total revenues for the nine months ended September 30, 2015 and 2016, respectively.   If our reputation or relationships with this key customer becomes impaired, we could lose future business with this customer, which could materially adversely affect our ability to generate revenue.

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

	September 30, 2015	September 30, 2016
	(In millions)
Segments
Field Services	$440.7	$481.5
Professional Services	137.8	76.7
Infrastructure Services	75.2	87.4
Total estimated backlog	$653.7	$645.6

We expect to recognize approximately 20% of our estimated backlog over the next three months ending December 31, 2016. The vast majority of estimated backlog as of September 30, 2016 originated from multi-year customer relationships, primarily with AT&T. Because we use the completed contract method of accounting for revenues and expenses from our DAS contracts, our estimated backlog includes revenue related to projects that we have begun but not completed performance.

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

The following table presents our gross deferred project revenue and deferred project cost balances as of December 31, 2015 and September 30, 2016, which have been presented net on a project basis in the accompanying unaudited consolidated financial statements (in thousands):

	December 31, 2015	September 30, 2016
Deferred project revenue (gross)	$(14,909)	(8,145)
Deferred project cost (gross)	15,407	10,433
Net deferred project cost	$498	$2,288

Costs in excess of billings on uncompleted projects	$3,428	$3,565
Billings in excess of costs on uncompleted projects	(2,930)	(1,277)
Net deferred project cost	$498	$2,288

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

Discontinued Operations

During the second quarter of 2016, we entered into the Agreement with Dycom, pursuant to which we sold certain assets related to our former wireless network deployment and wireline business within the Infrastructure Services segment to Dycom. We no longer provide site acquisition, construction, technology upgrades and Fiber to the Cell services.  We have classified the results of the wireless network deployment and the wireline businesses as discontinued operations in our unaudited consolidated statements of operations and comprehensive income (loss) for all periods presented.

Results of Operations

Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2016

The following table sets forth information concerning our operating results by segment for the three months ended September 30, 2015 and 2016 (in thousands):

	Three Months Ended September 30,
	2015		2016
		Percentage of		Percentage of
	Amount	Total Revenue	Amount	Total Revenue	Change ($)	Change (%)
Revenues:
Field Services	$72,299	77.0%	$83,188	79.7%	$10,889	15.1%
Professional Services	18,760	20.0%	17,896	17.2%	(864)	(4.6)%
Infrastructure Services	2,879	3.1%	3,251	3.1%	372	12.9%
Total revenues	93,938	100.0%	104,335	100.0%	10,397	11.1%
Cost of revenues:
Field Services	59,463	63.3%	72,141	69.1%	12,678	21.3%
Professional Services	14,385	15.3%	15,801	15.1%	1,416	9.8%
Infrastructure Services	3,184	3.4%	3,439	3.3%	255	8.0%
Total cost of revenues	77,032	82.0%	91,381	87.6%	14,349	18.6%
Gross profit:
Field Services	12,836		11,047		(1,789)	(13.9)%
Professional Services	4,375		2,095		(2,280)	(52.1)%
Infrastructure Services	(305)		(188)		117	(38.4)%
Total gross profit	16,906		12,954		(3,952)	(23.4)%

Gross margin as percent of segment revenues:
Field Services	17.8%		13.3%
Professional Services	23.3%		11.7%
Infrastructure Services	(10.6)%		(5.8)%
Total gross margin	18.0%		12.4%
Selling, general and administrative expenses	18,068	19.2%	15,745	15.1%	(2,323)	(12.9)%
Restructuring expense	250	0.3%	221	0.2%	(29)	(11.6)%
Operating income (loss)	(1,412)	(1.5)%	(3,012)	(2.9)%	(1,600)	113.3%
Interest income	(43)	(0.0)%	(121)	(0.1)%	(78)	181.0%
Interest expense	11,096	11.8%	11,234	10.8%	138	1.2%
Loss before income taxes	(12,465)	(13.3)%	(14,125)	(13.5)%	(1,660)	13.3%
Income tax expense	48	0.1%	(18,153)	(17.4)%	(18,201)	(37918.8)%
Net loss from continuing operations	(12,513)	(13.3)%	4,028	3.9%	16,541	(132.2)%
Discontinued operations, net of income taxes	190	0.2%	60,316	57.8%	60,126	31645.3%
Net loss	$(12,323)	(13.1)%	$64,344	61.7%	$76,667	(622.2)%

Revenues

We recognized total revenues of $104.3 million for the three months ended September 30, 2016, compared to $93.9 million for the three months ended September 30, 2015, representing an increase of $10.4 million, or 11.1%. Our aggregate revenue from subsidiaries of AT&T, a majority of which was earned through our Field Services segment, was $83.8 million for the three months ended September 30, 2016, compared to $75.0 million in the same period of 2015. The increase in our total revenues was due primarily to an increase of $10.9 million in revenues in our Field Services and our Infrastructure Services segment resulting from an increase in the volume of work partially offset by declines in revenue of $0.9 million in our Professional Services segment.

Revenues for the Field Services segment increased by $10.9 million, or 15.1%, to $83.2 million for the three months ended September 30, 2016 as compared to $72.3 million for the three months ended September 30, 2015. The increase in the Field Services segment revenue was due primarily to a $9.3 million increase in revenue from increased volume in work orders related to the satellite installation and repair services.  We expect the increased volume in our Field Services segment to continue for the remainder of the year when compared to 2015.

Revenues for the Professional Services segment decreased $0.9 million, or 4.6% to $17.9 million for the three months ended September 30, 2016, as compared to $18.8 million for the three months ended September 30, 2015.  This decrease was primarily due to a decline in the volume of engineering services provided to Alcatel-Lucent and a reduction of DAS services provided to Duke University as we completed installations in multiple buildings. The decline in revenue was partially offset by an increase in volume of services provided to Verizon Wireless. We expect our aggregate revenues from Alcatel-Lucent to continue to decline in future periods.

Revenues for the Infrastructure Services segment increased by $0.4 million, or 12.9%, to $3.3 million for the three months ended September 30, 2016 compared to $2.9 million for the three months ended September 30, 2015. The increase was primarily due to an increase in services provided under a new project with a major carrier.  We expect revenue for our infrastructure services segment to increase through the end of the year as we continue to complete additional work orders under this new project.

Cost of Revenues

Our cost of revenues for the three months ended September 30, 2016 of $91.4 million increased by $14.3 million, or 18.6%, as compared to $77.0 million during the three months ended September 30, 2015, and occurred during a period when revenues increased 11.1% from the comparative period. Gross margins for the three months ended September 30, 2016 of 12.4% decreased from 18.0% from the same period in 2015, primarily due to increased labor costs within our Field Services segment as we ramp up our technician force to accommodate the increased demand.

Cost of revenues for the Field Services segment increased $12.7 million, or 21.3%, to $72.1 million for three months ended September 30, 2016, as compared to $59.5 million for the same period in 2015 due primarily to costs associated with the increase in the volume of services for DIRECTV in the second and third quarters of 2016. Gross margin for the three months ended September 30, 2016 was 13.3%, a decrease from 17.8% from the same period in 2015, primarily due to on-boarding costs for technicians to support the revenue growth.

Cost of revenues for the Professional Services segment increased $1.4 million, or 9.8%, to $15.8 million for the three months ended September 30, 2016 from $14.4 million during the same period in 2015 compared to a 4.6% decrease in revenue. Gross margins for the three months ended September 30, 2016 decreased to 11.7%, from 23.3% during the same period in 2015 due primarily to a delay in certain projects offset by a shift in our project mix toward those with lower margins. During the same period in prior year the Professional Services segment yielded a 23.3% margin as result of the completion of higher margin projects subsequent to the CSG acquisition as we further integrated the business.  We anticipate the margins for the Professional Services segment to increase through the remainder of year.

Cost of revenues for the Infrastructure Services segment increased $0.3 million, or 8.0%, to $3.4 million for the three months ended September 30, 2016, from $3.2 million during the same period of 2015.  Gross margin for the three months ended September 30, 2016 of negative 5.8% increased from negative 10.6% during the same period in 2015. Margins for the three months ended September 30, 2016 increased as result of our cost cutting initiatives; however these initiatives were offset by the increased volume of work under the new Sprint program in the third quarter of 2016 as we incurred more costs than anticipated for the ramp up of the program. We anticipate the margin increases through the fourth quarter of 2016 as we continue to received work orders under the new program.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2016 was $15.7 million as compared to $18.1 million for the same period of 2015, representing an overall decrease of $2.3 million, or 12.9%. The decrease during the period was primarily attributable to (i) a decrease of $1.4 million in employee related costs attributable to the reduction in headcount in connection with the 2014 Restructuring Plan and the 2016 Restructuring Plan and (ii) a decrease of $1.2 million related to the stock compensation expense. We expect our selling, general and administrative expenses to further decline through the remainder of the year as we align the business with demand following the sale of the Assets and implement the 2016 Restructuring Plan.

Interest Expense, net

Interest expense for the three months ended September 30, 2016 of $11.1 million remained flat compared to the three months ended September 30, 2015 of $11.1 million.

Income Tax Expense

Our effective income tax rate was 128.5% and 0.4% for the three months ended September 30, 2016 and 2015, respectively. The increase in the tax rate was driven by the asset sale of certain assets during the three months ended September 30, 2016.

Restructuring Expense

The 2014 Restructuring Plan was approved, committed to and initiated during the second quarter of 2014 to further improve efficiencies in our operations.  In connection with the sale of the Assets related to our former wireless network deployment and wireline business, we completed our 2014 Restructuring Plan and approved, committed to and initiated plans to reduce our selling, general and administrative costs in line with our continuing operations, or the 2016 Restructuring Plan. Restructuring expense for the three months ended September 30, 2016 was $0.2 million, compared to $0.3 million for the same period in 2015, which was primarily related to the reduction in headcount and the closure of facilities across our business segments to realign our cost structure with our projected demand.

Results of Operations

Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2016

The following table sets forth information concerning our operating results by segment for the nine months ended September 30, 2015 and 2016 (in thousands):

	Nine Months Ended September 30, 2016
	2015		2016
		Percentage of		Percentage of
	Amount	Total Revenue	Amount	Total Revenue	Change ($)	Change (%)
Revenues:
Field Services	$191,514	75.1%	$234,388	83.1%	$42,874	22.4%
Professional Services	49,164	19.3%	42,312	15.0%	(6,852)	(13.9)%
Infrastructure Services	14,257	5.6%	5,492	1.9%	(8,765)	(61.5)%
Total revenues	254,935	100.0%	282,192	100.0%	27,257	10.7%
Cost of revenues:
Field Services	156,947	61.6%	198,950	70.5%	42,003	26.8%
Professional Services	43,736	17.2%	36,906	13.1%	(6,830)	(15.6)%
Infrastructure Services	13,723	5.4%	5,350	1.9%	(8,373)	(61.0)%
Total cost of revenues	214,406	84.1%	241,206	85.5%	26,800	12.5%
Gross profit:
Field Services	34,567		35,438		871	2.5%
Professional Services	5,428		5,406		(22)	(0.4)%
Infrastructure Services	534		142		(392)	(73.4)%
Total gross profit	40,529		40,986		457	1.1%
Gross margin as percent of segment revenues:
Field Services	18.0%		15.1%
Professional Services	11.0%		12.8%
Infrastructure Services	3.7%		2.6%
Total gross margin	15.9%		14.5%
Selling, general and administrative expenses	59,143	23.2%	43,235	15.3%	(15,908)	(26.9)%
Restructuring expense	7,892	3.1%	1,621	0.6%	(6,271)	(79.5)%
Impairment expense	2,142	0.8%	8,767	3.1%	6,625	309.3%
Operating income (loss)	(28,648)	(11.2)%	(12,637)	(4.5)%	16,011	(55.9)%
Interest income	(116)	(0.1)%	(201)	(0.1)%	(85)	73.7%
Interest expense	33,041	13.0%	33,301	11.8%	260	0.8%
Income (Loss) before income taxes	(61,573)	(24.2)%	(45,737)	(16.2)%	15,836	(25.7)%
Income tax expense	387	0.2%	(18,087)	(6.4)%	(18,474)	(4773.6)%
Net income (loss) from continuing operations	(61,960)	(24.3)%	(27,650)	(9.8)%	34,310	(55.4)%
Discontinued operations, net of income taxes	11,365	12.1%	58,765	56.3%	47,400	417.1%
Net loss	$(50,595)	(53.9)%	$31,115	29.8%	$81,710	(161.5)%

Revenues

We recognized total revenues of $282.2 million for the nine months ended September 30, 2016, compared to $254.9 million for the nine months ended September 30, 2015, representing an increase of $27.3 million, or 10.7%. Our aggregate revenue from subsidiaries of AT&T, a majority of which was earned through our Field Services segment, was $229.7 million for the nine months ended September 30, 2016, compared to $190.2 million in the same period of 2015. The increase in our total revenues was due primarily to the increase of $42.9 million in revenues in our Field Services segment resulting from an increase in the volume of work orders partially offset by the declines in our Professional Services segment of $6.9 million and a decline of $8.8 million in our Infrastructure Services segment.

Revenues for the Field Services segment increased by $42.9 million, or 22.4%, to $234.4 million for the nine months ended September 30, 2016 as compared to $191.5 million for the nine months ended September 30, 2015. The increase in the Field Services segment revenue was primarily due to a $39.5 million increase in revenue resulting from the increased volume in work orders related to the satellite installation and repair services.  We expect the increased volume in our Field Services segment to continue for the remainder of the year when compared to 2015.

Revenues for the Professional Services segment decreased by $6.9 million or 13.9% to $42.3 million for the nine months ended September 30, 2016 as compared to $49.2 million for the nine months ended September 30, 2015.  This decrease was primarily due to a decline in the volume of engineering services provided to Alcatel-Lucent and a reduction of DAS services provided under our Duke contract as we completed installations in multiple buildings.  The decline in revenue was offset by an increase in volume of services provided under the Verizon Wireless contract. We expect our aggregate revenues from Alcatel-Lucent to continue to decline in future periods.

Revenues for the Infrastructure Services segment decreased by $8.8 million or 61.5% to $5.5 million for the nine months ended September 30, 2016 compared to $14.3 million for the nine months ended September 30, 2015. The decrease was primarily due to the decline in services provided to Sprint as our iDEN decommissioning work winds down combined with the decline in services provided under the Verizon Wireless project.  The decline in revenue was offset by an increase in revenue resulting from the increase in the volume of work under the new Sprint program during the third quarter of 2016.We expect revenue for our infrastructure services segment to increase as we continue to receive work orders under the new project with Sprint in the fourth quarter of 2016.

Cost of Revenues

Our cost of revenues for the nine months ended September 30, 2016 of $241.2 million increased $26.8 million or 12.5% as compared to $214.4 million during the nine months ended September 30, 2015, and occurred during a period when revenues increased $27.3 million or 10.7% from the comparative period. Gross margins for the nine months ended September 30, 2016 of 14.5% decreased from 15.9% from the same period in 2015, primarily due to increased onboarding costs under the Field Services segment. The increase was offset by the cost cutting initiatives implemented through the 2014 and 2016 Restructuring Plans.

Cost of revenues for the Field Services segment increased $42.0 million, or 26.8%, to $199.0 million for nine months ended September 30, 2016, compared to $156.9 million for the same period in 2015. Gross margin for the nine months ended September 30, 2016 was 15.1% compared to 18.0% for the same period in 2015, primarily due to on-boarding costs for technicians hired to support the revenue growth within the segment.  We expect continued growth within the Field Services segment but anticipate lower costs with the implementation of our operational improvement initiatives with a focus on training and quality.

Cost of revenues for the Professional Services segment decreased $6.8 million, or 15.6%, to $36.9 million for the nine months ended September 30, 2016 from $43.7 million during the same period in 2015. Gross margins for the nine months ended September 30, 2016 increased to 12.8%, from 11.0% during the same period in 2015 due primarily to a shift in project mix towards those with higher margins and cost cutting initiatives implemented through the 2014 Restructuring Plan and the 2016 Restructuring Plan.

Cost of revenues for the Infrastructure Services segment decreased $8.4 million, or 61.0%, to $5.4 million for the nine months ended September 30, 2016 from $13.7 million during the same period of 2015. Gross margin for the nine months ended September 30, 2016 of 2.6% decreased from 3.7% during the same period in 2015. Margins for the nine months ended September 30, 2016 decreased as we started to increase the volume of work under the new Sprint program in the third quarter of 2016 and incurred more costs than anticipated for the ramp up of the program. We anticipate the margins to increase during the fourth quarter of 2016 as we continue received work orders under the new program.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended September 30, 2016 was $43.2 million compared to $59.1 million for the same period of 2015, representing an overall decrease of $15.9 million, or 26.9%. The decrease during the period was primarily attributable to (i) a decrease of $11.2 million in employee related costs attributable to the reduction in headcount in connection with the 2014 Restructuring Plan and the 2016 Restructuring Plan, (ii) a decrease of $3.4 million related to the stock compensation expense and (iii) a decrease of $0.9 million in computers and technology expenses.

Interest Expense, net

Interest expense for the nine months ended September 30, 2016 of $33.1 million remained relatively flat compared to the nine months ended September 30, 2015 of $32.9 million.

Income Tax Expense

Income tax benefit of $18.1 million for the nine months ended September 30, 2016, compared to $0.4 million for the nine months September 30, 2015 was driven by the asset sale during the three months ended September 2016.   Our effective income tax rate was 39.5% and 0.6% for the nine months ended September 30, 2016 and 2015, respectively.

Restructuring Expense

The 2014 Restructuring Plan was approved, committed to and initiated during the second quarter of 2014 to further improve efficiencies in our operations.  In connection with the sale of the Company’s wireless network deployment and wireline business, the Company completed its 2014 Restructuring Plan and approved, committed to and initiated plans to reduce its selling, general and administrative costs in line with the Company’s continuing operations, or the 2016 Restructuring Plan. Restructuring expense for the nine months ended September 30, 2016 was $1.6 million, compared to $7.9 million for the same period in 2015, which was primarily related to the reduction in headcount and the closure of facilities across our business segments to realign our cost structure with our projected demand. The reduction of selling, general and administrative expenses and certain increases in our gross profit were the result of the cost cutting measures related to the 2014 Restructuring Plan. We also began to realize a reduction in selling general and administrative expenses and certain increases in our gross profit in the third quarter of 2016 as a result of the 2016 Restructuring Plans.

Impairment Expense

During the nine months ended September 30, 2016, we adjusted our forecast for the DAS business within the Professional Services segment as it saw a delay in growth opportunities related to the DAS and small cell markets as carriers and enterprise customers delayed their investments in these network elements. We expect to perform at a market level in 2017, but the delay in growth of the DAS and small cell business continues to push revenue to future quarters and reduce margins. As such, we therefore recognized a non-cash impairment charge of $8.7 million on our goodwill associated with our Core Network Deployment (“CND”) reporting unit within our Professional Services segment as a result of our assessment of a triggering event which occurred as the restructuring plan was executed during the nine months ended September 30, 2016.  We expect our DAS business to be a critical platform in our future business, however, as carriers and enterprise customers look to DAS, small cell and WiFi to provide alternative solutions to accommodate excess demand on their networks.  The goodwill associated with the CND reporting unit was recorded as part of purchase accounting in connection with the Custom Solutions Group of Cellular Specialties, Inc., acquisition in 2013 which included an earn-out provision for which a contingent liability was initially established that expired unpaid in 2016.

EBITDA and Adjusted EBITDA – Reconciliation of Non-GAAP Financial Measures

EBITDA represents net income from continuing operations before income tax expense, interest income and expense, depreciation and amortization. EBITDA represents net income from continuing operations before income tax expense, interest income and expense, depreciation and amortization.

We have recently revised our Adjusted EBITDA to exclude transaction bonuses and executive severance expenses. The expenses represented the transaction bonuses paid as we restructured the business and our previous credit facility Because our prior reporting of Adjusted EBITDA did not adjust for these items, the Adjusted EBITDA we previously reported may not be comparable to that reported in this Quarterly Report on Form 10-Q

We present EBITDA because we consider it to be an important supplemental measure of our operating performance and we believe that such information will be used by securities analysts, investors and other interested parties in the evaluation of high yield issuers, many of which present EBITDA when reporting their results. We consider EBITDA to be an operating performance measure, and not a liquidity measure, that provides a measure of operating results unaffected by differences in capital structures, capital investment cycles and ages of related assets among otherwise comparable companies. We also present Adjusted EBITDA, which we define as EBITDA plus non-cash charges including (i) share-based compensation and (ii) impairment charges recognized on our long-lived assets certain restructuring fees and expenses; and charges which management believes are not related to the primary operations of the business including (i) impairment charges recognized on our long-lived assets; ii) fees and expense related to the issuance of equity of equity and debt, (iii) transaction fees and expenses related to acquisitions and dispositions, (iv) transaction bonuses paid and (v) executive severance expenses.

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

The following table reconciles our net income to EBITDA and EBITDA to Adjusted EBITDA (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2016	2015	2016
EBITDA and Adjusted EBITDA:
Loss from continuing operations	$(12,513)	$4,028	$(61,960)	$(27,650)
Income tax expense	48	(18,153)	387	(18,087)
Interest expense, net	11,053	11,113	32,925	33,100
Depreciation and amortization	2,346	1,656	7,615	4,793
EBITDA from continuing operations	$934	$(1,356)	$(21,033)	$(7,844)
Share-based compensation (a)	1,106	(93)	4,036	643
Restructuring expense (b)	250	221	7,892	1,621
Asset impairments (c)	—	—	2,142	8,767
Debt restructuring fees (d)	—	—	—	457
Transaction bonuses (e )	—	2,728	—	2,728
Executive Severance (f)	—	156	—	156
Adjusted EBITDA from continuing operations	$2,290	$1,656	$(6,963)	$6,528

(a)	Represents non-cash expense related to equity-based compensation.
(b)	Represents restructuring charges related to the 2014 Restructuring Plan or the 2016 Restructuring Plan
(c)	Represents impairment charges recognized on internally developed software, assets held for sale and goodwill impairment.
(d)	Represents fees incurred related to the debt negotiations to restructure our senior debt.
(e)	Represents board approved bonuses paid in connection with the closing of the sale of Assets and the New Credit Facility.
(f)	Represents to severance expense paid to certain executives.

Liquidity and Capital Resources

Historically, our primary sources of liquidity have been borrowings under credit facilities and the proceeds of note offerings. In 2011, we completed a $225 million private offering of 12.125% senior secured notes due 2018, or the notes. We used the proceeds of this debt offering to pay the balances remaining on notes payable to shareholders, to purchase a portion of our outstanding warrants and common stock, including all outstanding Series C Redeemable Preferred Stock, and to pay off our previous credit facility with PNC Bank, National Association, or the Previous Credit Facility. In 2013, to fund the merger with Multiband, we issued an additional $100 million aggregate principal amount of notes through our wholly owned subsidiary, or the Tack-On Notes.

As of September 30, 2016, our primary sources of liquidity were cash flows from operations, funds available under our credit facility, or the Credit Facility, with PNC Bank, National Association, or PNC Bank, and our cash balances. We had $39.8 million and $85.4 million of cash on hand at December 31, 2015 and September 30, 2016, respectively. Currently $22.5 million of the $85.4 million in cash is restricted and included within an indemnity escrow account.  We used $19.7 million of cash to pay interest on the notes in July 2016.  Following the July 2016 interest payment on the notes, we expect our cash on hand to increase until our semi-annual interest payment on the notes due on January 1, 2017. Our New Credit Facility as of September 30, 2016, permitted us to borrow up to $25.0 million, subject to a borrowing base calculation and compliance with certain covenants described below. We had $26.4 million availability for additional borrowings under our previous credit facility as of December 31, 2015 and $12.7 million of availability for additional borrowings under our New Credit Facility as of September 30, 2016, respectively.

On July 6, 2016, we completed the sale of the Assets within the Infrastructure Services segment, to Dycom. As consideration for the Assets, Dycom paid the Company approximately $107.5 million, which was subject to a customary working capital adjustment currently estimated to require the Company to pay Dycom $4.7 million, and assumed certain liabilities of the Company. $22.5 million of the proceeds from the sale of Assets was deposited into an indemnity escrow account and will be held until certain conditions are fulfilled.   We deposited the net proceeds from the sale of the Assets received as of July 6, 2016 in two accounts. $35.0 million of the net proceeds were deposited the New Credit Facility Account and $45.3 million of the net proceeds were deposited into the Notes Account.

Pursuant to the terms of the Indenture, and subject to certain limitations, we are permitted to use the net proceeds in the New Credit Facility Account for limited purposes including, among other things, (i) acquiring all or substantially all of the assets of, or any capital stock of, a business reasonably related to the business we conducted when the notes were originally issued; or (ii) making an investment in replacement assets or making a capital expenditure in or that is used or useful in a business reasonably related to the business we conducted when the notes were originally issued. We are permitted to use the net proceeds in the Notes Account for limited purposes including, among other things, (i) making an investment in other secured assets or property or another business reasonably related to the business we conducted when the notes were originally issued if, after giving effect to such investment, such business becomes a guarantor or is merged into or consolidated with the Company or any of its guarantors; (ii) making a capital expenditure with respect to certain assets; or (iii) repaying, repurchasing or redeeming principal and interest on parity lien indebtedness, including the notes.

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

On July 29, 2016, we entered into a Credit and Security Agreement, or the New Credit Agreement with Midcap Financial Trust, or Midcap, which provides for a revolving credit facility with a maximum commitment of $25 million, or the New Credit Facility.  The availability for borrowings under the New Credit Facility is subject to a borrowing base that is calculated as a function of the value of our eligible accounts receivable and inventory. Borrowings under the New Credit Facility bear interest at a floating rate equal to the sum of the current LIBOR rate plus an applicable margin of 4.85%. The New Credit Facility terminates, and all outstanding principal and interest thereunder is due and payable, on April 1, 2018.  The New Credit Agreement contains customary covenants that place restrictions on, among other things, the incurrence of debt, granting of liens and sales of assets. At all times at which amounts are outstanding under the New Credit Facility, the New Credit Agreement also requires that we maintain at least $5.0 million in minimum liquidity, which includes amounts available for borrowing under the New Credit Facility and our unencumbered cash and cash equivalents.  We used the proceeds from borrowings under the New Credit Facility, together with cash on hand, to prepay existing indebtedness outstanding under the Previous Credit Facility and terminated the Previous Credit Facility effective July 29, 2016.

We anticipate that our future primary liquidity needs will be for working capital, debt service, including interest payments of $19.7 million on the notes due each January 1 and July 1 until the notes mature in full on July 1, 2018, capital expenditures, the repurchase of notes from the sale proceeds of the Assets and any strategic acquisitions or investments that we make.  We evaluate opportunities for strategic acquisitions and investments from time to time that may require cash, and we may consider opportunities to either repurchase outstanding debt or repurchase outstanding shares of our common stock in the future. Such repurchases, if any, may be made through the open market or privately negotiated transactions with third parties or pursuant to one or more tender or exchange offers or otherwise, upon such terms and at such prices as we may determine. Whether we effect any such repurchases will depend on a number of factors, including prevailing market conditions, our liquidity requirements, contractual restrictions and prospects for future access to capital.  We may also fund strategic acquisitions or investments with the proceeds from equity or debt issuances. We believe that, based on our cash balance, the availability we expect under the New Credit Facility, our continued efforts to reduce costs through restructuring efforts, the expected growth in revenues and our expected cash flow from operations, we will be able to meet all of our financial obligations for the next twelve months.

Our ability to continue to pay the principal and interest on our long-term debt and to satisfy our other liabilities ultimately will be dependent upon establishing profitable operations and growing and diversifying our business.  In order to grow and diversify our business, we may need to raise additional capital, which may include a public or private financing or an amendment or replacement of our New Credit Facility to increase our availability for additional borrowings. See Item 1A, Risk Factors—“If we do not obtain additional capital to fund our operations and obligations, our growth may be limited,” of our 2015 Annual Report. Our ability to grow our business may also be limited by the sale of the Assets used in our former wireless network deployment and wireless business to Dycom and the non-competition covenant we agreed to in connection with the sale of the Assets to Dycom. If we are unable to improve our profitability and grow our business, it could affect our ability to make interest payments, which would trigger our debt financial covenants, cause us to not be in compliance with the covenants under the Indenture and the New Credit Facility and may cause us to take actions describe under Item 1A, Risk Factors—“We may be unable to generate sufficient cash to service all of our indebtedness, including the notes, and may be forced to take other actions to satisfy our obligations under our indebtedness, which may be unsuccessful,” of our 2015 Annual Report. Ultimately, we may need to restructure or refinance our existing obligations, including the notes, before they come due. Such restructuring or refinancing would require the consent and cooperation of our bondholders and Midcap, would also need to be acceptable to our largest customer and may not be accomplished on terms that are acceptable to us, if at all. We continue to focus on formulating and implementing an effective and efficient transaction that maximizes enterprise value and recapitalizes its senior secured notes before 2018.   If we are unable to restructure or refinance our existing obligations, our business, ability to comply with the covenants of our New Credit Facility and Indenture and future prospects may be adversely affected and represents a significant uncertainty as to our ability to continue as a going concern.

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

As of September 30, 2016, we had positive working capital of $56.8 million, defined as current assets less current liabilities, as compared to $7.8 million in working capital at December 31, 2015. We are restricted to $22.5 million of the $85.4 million in cash included in our calculation of working capital. See the discussion above concerning the restrictions on the use of the proceeds from the sale of the Assets to Dycom.  To provide sufficient liquidity to conduct our operations, we may need to seek additional funding or secure the consent of the holders of the notes to use the proceeds from the sale of the Assets for purposes other than repurchases of the notes.  During the nine months ended September 30, 2016, we used working capital to on-board technicians in our Field Services segment to support our revenue growth in the Digital Life and DIRECTV installations.  Due to seasonality in our project life cycles, invoicing is generally lower in the first half of a year and did not offset the working capital needs of the business.

Cash Flow Analysis

The following table presents selected cash flow data for the nine months ended September 30, 2015 and 2016. (in thousands):

	Nine months ended September 30,
	2015	2016
Net cash used in continuing operating activities	$(32,074)	$(50,440)
Net cash (used in) provided by investing activities	(2,507)	88,687
Net cash (used in) provided by continuing financing activities	(4,815)	7,337
Effect of exchange rate changes on cash	26	(5)
Increase (decrease) in cash	$(39,370)	$45,579

Operating Activities

Cash flow provided by or used in operations is primarily influenced by demand for our services, operating income and the type of services we provide, but it can also be influenced by working capital needs such as the timing of customer billing, collection of receivables and the settlement of payables and other obligations.

Net cash used in operating activities increased by $18.3 million to net cash used in operations of $50.4 million for the nine months ended September 30, 2016, as compared to the net cash used in operating activities of $32.1 million during the same period in 2015. This change was primarily attributable to the increase in accounts receivable resulting from the timing of the collections at the period ended.

Investing Activities

Net cash provided by investing activities increased $91.2 million to $88.7 million for the nine months ended September 30, 2016 as compared cash used in the same period in 2015. The increase was attributable to the receipt of net proceeds from the sale of certain Assets related to our former wireless network deployment and wireline business within the Infrastructure Services Segment to Dycom.

Financing Activities

Net cash provided by financing activities increased by $12.1 million to $7.3 million for the nine months ended September 30, 2016, as compared to cash used in financing activities of $4.8 million during the same period in 2015. The change was driven by net borrowings under the New Credit Facility during the nine months ended September 30, 2016.

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

Definitions

Under the Indenture, “Consolidated EBITDA”, “Fixed Charge Coverage Ratio” and “Total Leverage Ratio” are defined as follows:

““Consolidated EBITDA” means net income, as adjusted to eliminate the impact of income tax expense, interest expense, depreciation and amortization and certain other items, including: (i) share-based compensation (non-cash portion); (ii) certain professional and consulting fees identified in the Indenture; (iii) severance expense (paid to certain senior level employees); (iv) amortization of debt issuance costs; (v) restatement fees and expenses; (vi) a tax gross-up payment made to our Chief Executive Officer to cover the his tax obligation for an award of common stock; (vii) certain restructuring redundancies or severance losses; (vii) impairment charges recognized on our long-lived assets; and (ix) fees and expenses related to the issuance of equity permitted under the Indenture.

“Fixed Charge Coverage Ratio” means the ratio of (a) Consolidated EBITDA to (b) the Fixed Charges (as defined in the Indenture) for the most recently ended four fiscal quarters.

“Total Leverage Ratio” means the ratio of (a) our total indebtedness to (b) our Consolidated EBITDA for the most recently ended four fiscal quarters.

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

Applicability of Covenants

As described in more detail below, compliance with such ratios is only required upon the incurrence of debt or the making of a restricted payment, as applicable. If we are permitted to incur any debt or make any restricted payment under the Indenture, we will be permitted to incur such debt or make such restricted payment under the New Credit Facility.

Under the Indenture, if we do not meet a Fixed Charge Coverage Ratio of at least 2.00 to 1.00, we may not consummate any of the following transactions:

•	Restricted payments, including the payment of dividends (other than the enumerated permitted payment categories);
•

Mergers, acquisitions, consolidations, or sale of all assets, consolidations (other than sales, assignments, transfers, conveyances, leases, or other dispositions of assets between or among us and our guarantors);

•	Incurrence of additional indebtedness (other than the enumerated permitted debt categories); or
•	Issuance of preferred stock (other than pay-in-kind preferred stock);

At all times at which amounts are outstanding under the New Credit Facility, the New Credit Agreement requires that we maintain at least $5 million in minimum liquidity, which includes amounts available for borrowing under the New Credit Facility and unencumbered cash and cash equivalents.

Under the terms of the Indenture, we are required to meet certain ratio tests giving effect to anticipated transactions, including borrowing debt and making restricted payments prior to entering these transactions. Under the Indenture, these ratio tests include a Fixed Charge Coverage Ratio of at least 2.00 to 1.00 and a Total Leverage Ratio not greater than 2.50 to 1.00. The holders of the notes granted a waiver to these covenants in conjunction with the issuance of the Tack-On Notes, and we have not entered into any other transaction that requires it to meet these tests as of September 30, 2016.  Had we been required to meet these ratio tests as September 30, 2016, we would not have met the Fixed Charge Coverage Ratio or the Total Leverage Ratio.

Pursuant to the terms of the Indenture, Consolidated EBITDA, when used to calculate the Fixed Charge Coverage Ratio and the Total Leverage Ratio, excludes any Consolidated EBITDA from discontinued operations.  Accordingly, we present Consolidated EBITDA excluding such discontinued operations.

Under the terms of our Previous Credit Facility, we were required to meet certain covenants if a Triggering Event occurred. No Triggering Event was in existence prior to payoff of the termination of the Previous Credit Facility. As of September 30, 2016 we had $12.7 million outstanding on the Previous Credit Facility; however upon execution of the New Credit Facility the outstanding balance was paid in full.

Reconciliation of Non-GAAP Financial Measures

We present Consolidated EBITDA, as defined in the Indenture, because certain covenants in the Indenture that affect our ability to incur additional indebtedness as well as to enter into certain other transactions are calculated based on Consolidated EBITDA. Consolidated EBITDA adjusts net income to eliminate the impact of income tax expense, interest expense, depreciation and amortization and certain other items, including: (i) share-based compensation (non-cash portion); (ii) certain professional and consultant fees identified in the Indenture; (iii) severance expense (paid to certain senior level employees); (iv) amortization of debt issuance costs; (v) restatement fees and expenses; (vi) a tax gross-up payment made to our Chief Executive Officer to cover his tax obligation for an award of common stock; (vii) transaction fees and expenses related to acquisitions; (viii) certain restructuring fees and expenses; (ix) impairment charges recognized on our long-lived assets; and (ix) fees and expenses related to the issuance of equity permitted under the Indenture.

Because Consolidated EBITDA is not recognized measurements under U.S. GAAP, it has limitations as an analytical tool. Because of these limitations, when analyzing our operating performance, investors should use Consolidated EBITDA in addition to, and not as an alternative for, net income, operating income or any other performance measure presented in accordance with U.S. GAAP. Similarly, investors should not use Consolidated EBITDA as an alternative to cash flow from operating activities or as a measure of our liquidity.

The following table reconciles our Net Income to Consolidated EBITDA (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2016	2015	2016
EBITDA and Adjusted EBITDA:
Loss from continuing operations	$(12,513)	$4,028	$(61,960)	$(27,650)
Income tax expense	48	(18,153)	387	(18,087)
Interest expense, net	11,053	11,113	32,925	33,100
Depreciation and amortization	2,346	1,656	7,615	4,793
EBITDA from continuing operations	$934	$(1,356)	$(21,033)	$(7,844)
Share-based compensation (a)	1,106	(93)	4,036	643
Restructuring expense (b)	250	221	7,892	1,621
Asset impairments (c)	—	—	2,142	8,767
Debt restructuring fees (d)	—	—	—	457
Transaction bonuses (e )	—	2,728	—	2,728
Executive Severance (f)	—	156	—	156
Adjusted EBITDA from continuing operations	$2,290	$1,656	$(6,963)	$6,528
Amortization of debt issuance costs (g)	(889)	(906)	(2,701)	(2,689)
Consolidated EBITDA from continuing operations	$1,401	$750	$(9,664)	$3,839

(a)	Represents non-cash expense related to equity-based compensation.
(b)	Represents restructuring charges related to the 2014 Restructuring Plan or the 2016 Restructuring Plan.
(c)	Represents impairment charges recognized on internally developed software, assets held for sale and goodwill impairment.
(d)	Represents fees incurred related to the debt negotiations to restructure our senior debt.
(e)	Represents board approved bonuses paid in connection with the closing of the asset sale and the New Credit Facility.
(f)	Represents severance expense paid to certain executives.
(g)	Amortization of debt issuance costs is included in interest expense but excluded in the calculation of Consolidated EBITDA per the Indenture.

Capital Expenditures

We estimate that we will spend approximately $5.0 million in 2016 on capital expenditures related to equipment to ramp up for the anticipated growth in the Infrastructure Services segment. As of the nine months ended September 30, 2016, $2.7 million had been spent on capital expenditures.

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

Guarantees

We generally indemnify our customers for the services we provide under our contracts, as well as other specified liabilities, which may subject us to indemnity claims, liabilities and related litigation. At September 30, 2016 we were not aware of any asserted claims for material amounts in connection with these indemnity obligations.

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

Our notes payable balance at September 30, 2016 is comprised of our notes due in 2018, which bear a fixed rate of interest of 12.125%. Due to the fixed rate of interest on the notes, changes in interest rates would not have an impact on the related interest expense.

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

Our management, with the participation of our Chief Executive Officer and Interim Chief Accounting Officer, has evaluated the effectiveness of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered in this Report. Based on the evaluation performed, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

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

Item 1A. Risk Factors

There have been no material changes to the Risk Factors disclosed in our 2015 Form 10-K, except for the following:

Risks Related to Our Indebtedness

We may be unable to generate sufficient cash to service all of our indebtedness, including the notes, and may be forced to take other actions to satisfy our obligations under our indebtedness, which may be unsuccessful, and in such event we may find it necessary to seek bankruptcy protection.

Our ability to make scheduled payments on our debt obligations or to refinance them depends on our financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We may also be required to obtain the consent of the lenders under our New Credit Facility to refinance material portions of our indebtedness, including the notes. We cannot assure you that we will achieve or maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness, including the notes, or to otherwise fund our liquidity needs.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness, including the notes. These alternative measures may be unsuccessful and may not permit us to meet our scheduled debt service obligations. If our operating results and available cash are insufficient to meet our debt service obligations, we could face substantial liquidity problems and might be required to dispose of material assets or operations in addition to our sale of our former wireless network deployment and wireline businesses to Dycom in July 2016 to meet our debt service and other obligations. We may be unable to consummate those dispositions or to obtain the proceeds that we could realize from them, and these proceeds may be inadequate to meet any debt service obligations then due. Additionally, the New Credit Agreement and the Indenture limit the use of the proceeds from any disposition; as a result, we may not be allowed, under these agreements, to use proceeds from such dispositions to satisfy all current debt service obligations. Further, our ability to access the capital markets is limited, and we cannot assure you that we will be able to obtain new sources of capital on terms that are acceptable to us.

If we are unable to restructure or refinance our indebtedness, including the notes, or raise additional capital, we may not be able to make payments on our indebtedness, our secured lenders could foreclose against the assets securing our borrowings, and we may find it necessary to file a voluntary petition for reorganization relief under Chapter 11 of the Bankruptcy Code in order to provide us with additional time to identify an appropriate solution to our financial situation and implement a plan of reorganization aimed at improving our capital structure. Seeking bankruptcy protection could have a material adverse effect on our business, financial condition, results of operations and liquidity. So long as a proceeding related to a Chapter 11 bankruptcy proceeding is ongoing, our senior management would be required to spend a significant amount of time and effort dealing with the reorganization instead of focusing exclusively on our business operations. Bankruptcy protection also might make it more difficult to retain management and other key personnel necessary to the success and growth of our business. In addition, the longer a proceeding related to a bankruptcy continues, the more likely it is that our customers and suppliers would lose confidence in our ability to reorganize our businesses successfully and would seek to establish alternative commercial relationships or request financial assurances such as letters of credit and cash deposits.

We may not have the ability to raise the funds necessary to finance the change of control offer, the asset sale offer required by the Indenture governing the notes.

Upon a change of control, subject to certain conditions, we are required to offer to repurchase all outstanding notes at 101% of the principal amount thereof, plus accrued and unpaid interest and additional interest, if any, to the date of repurchase. Further, upon certain asset sales subject to certain conditions and exceptions, we may be required to repurchase any outstanding notes at 100% of the principal amount thereof, plus accrued and unpaid interest and additional interest, if any. If we do not use the net proceeds from the sale of the Assets to Dycom as permitted by the Indenture within 360 days after their receipt, for example, we will be required to make an offer to repurchase a pro rata portion of the notes with any remaining net proceeds at 100% of their principal amount, plus accrued and unpaid interest and additional interest, if any, to the date of repurchase.  The source of funds for the purchases of the notes will be our available cash or other potential sources, including borrowings, proceeds from sales of assets or proceeds from sales of equity. Sufficient funds from such sources may be unavailable at the time of any change of control or asset sale to make required repurchases of the notes tendered. Our future indebtedness agreements may limit our ability to repurchase the notes and/or provide that certain change of control events or asset sales will constitute an event of default thereunder.

Ratings of the notes may cause their trading price to fall and affect the marketability of the notes.

A rating agency’s rating of the notes is not a recommendation to purchase, sell or hold any particular security, including the notes. Such ratings are limited in scope and do not comment as to material risks relating to an investment in the notes. An explanation of the significance of such ratings may be obtained from such rating agencies. We have delivered a notice of termination to all rating agencies that have rated the notes, and we cannot assure you that such credit ratings will be issued or remain in effect for any given period of time. The rating agencies also may lower, suspend or withdraw ratings on the notes in the future. Holders of the notes will have no recourse against us or any other parties in the event of a change in, or suspension or withdrawal of, such ratings. Any lowering, suspension or withdrawal of such ratings may have an adverse effect on the market prices or marketability of the notes.

Risks Related to Our Business

We derive the vast majority of our revenues from subsidiaries of AT&T including DIRECTV. As a result of the sale of the Assets to Dycom, we expect that the revenues we generate from subsidiaries of AT&T, other than DIRECTV, will significantly decline. The loss of DIRECTV as a customer would impair our business, financial condition and results of operations.

We derive the vast majority of our revenues from continuing operations from subsidiaries of AT&T, including DIRECTV. We derived the following amounts of our revenue from continuing operations from these sources over the past three fiscal years and the nine months ended September 30, 2016 (dollars in thousands):

	2013		2014		2015		Nine Months Ended September 30, 2016
	Revenue	Percent of Total	Revenue	Percent of Total	Revenue	Percent of Total	Revenue	Percent of Total
Subsidiaries of AT&T, other than DIRECTV	$17,282	6.5%	$16,467	4.0%	$11,694	3.4%	$8,051	2.9%
DIRECTV	92,425	34.5%	248,414	60.32%	258,851	74.3%	229,722	81.4%
	$109,707	41.0%	$264,881	64.32%	$270,545	77.7%	$237,773	84.3%

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

In July 2015, AT&T completed its previously announced acquisition by merger of DIRECTV, and DIRECTV became a subsidiary of AT&T. With the consummation of the merger, our revenues became more concentrated and dependent on our relationship with AT&T. During the second quarter of 2016, we completed the sale of the Assets to Dycom, which included substantially all of our Infrastructure Services segment and a significant portion of our business with AT&T and its subsidiaries, other than DIRECTV. As a result, we expect that the revenues we generate from subsidiaries of AT&T, other than DIRECTV, will decline substantially in the future.

To the extent that our performance does not meet this customer’s expectations, or our reputation or relationships with this key customer becomes impaired, we could lose future business with this customer, which would materially adversely affect our ability to generate revenue.

We have ongoing obligations and potential liabilities associated with the Assets sold to Dycom and the business we divested.

On July 6, 2016, we completed the sale of the Assets to Dycom. In connection with the divestiture, we agreed not to provide (i) certain wireless services in the United States and Canada to AT&T, (ii) certain small cell services to AT&T in certain geographic areas and (iii) wireline services to customers in the telecommunications industry with certain exceptions. These restrictions may limit our ability to grow our business and make us more dependent on our Field Services and Professional Services segments and the work we perform for our other customers. A downturn in this business could have a greater negative impact on our financial results than when we were a more diversified company.

We are also subject to potential liabilities associated with the Asset Sale and the business we divested. We remain liable for certain pre-closing liabilities associated with the divested business, such as taxes, employment and environmental liabilities and legal claims. Further, we made representations and warranties and agreed to covenants relating to the business divested, on which we remain liable for a period of time for breaches of representations, warranties and covenants and we also indemnify buyers in the event of such breaches and for other specific risks. Even though certain of the proceeds of the Asset Sale remain deposited in an escrow account to secure our indemnification obligations, such amounts may not be sufficient if liabilities arise, which could negatively impact our financial condition and future results of operations.

Claims, lawsuits, proceedings and contract disputes, including those related to our construction business, could materially adversely affect our business, financial condition or results of operations.

We are subject to various claims, lawsuits, proceedings and contract disputes that arise in the ordinary course of business. In particular, our construction activities expose us to increased risk because design, construction or systems failures can result in substantial bodily injury or damage to third parties. These actions may seek, among other things, compensation for alleged personal injury, workers’ compensation, employment discrimination, breach of contract, property damage, punitive damages, civil penalties or other losses, consequential damages, or injunctive or declaratory relief. In addition, pursuant to our service agreements, we generally indemnify our customers for claims related to the services we provide. Claimants may seek large damage awards and defending claims can involve significant costs. When appropriate, we establish reserves against these items that we believe to be adequate in light of current information, legal advice and professional indemnity insurance coverage, and we adjust such reserves from time to time according to case developments. If our reserves are inadequate, or if in the future our insurance coverage proves to be inadequate or unavailable, or if there is an increase in liabilities for which we self-insure, we could experience a reduction in our profitability and liquidity. Furthermore, if there is a customer dispute regarding performance of project services, the customer may decide to delay or withhold payment to us. For example, we are contesting a claim from the State of Texas that that we owe approximately $31.7 million in sales taxes (the “Sales Tax Liability”). To the extent that the Sales Tax Liability is enforced against us, we believe that AT&T would be contractually bound under its agreements with us to reimburse us for all or a portion of the Sales Tax Liability, although AT&T may dispute or not honor its obligation to reimburse us for the Sales Tax Liability. If we are required to pay the Sales Tax Liability and AT&T does not reimburse us for substantially all of the Sales Tax Liability, the limited reserve we have established for the Sales Tax Liability would be inadequate to cover the Sales Tax Liability, including any associated interest and penalties thereon. An adverse determination on the Sales Tax Liability or any other liability claim, lawsuit or proceeding, or delayed or withheld payments from customers in contract disputes, could have a material adverse effect on our business, financial condition or results of operations.

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

GOODMAN NETWORKS INCORPORATED
Date: November 14, 2016	By:	/s/ Ron B. Hill
	Name:	Ron B. Hill
	Title:	Chief Executive Officer, President and Executive Chairman

Date: November 14, 2016	By:	/s/ Crystal Lieu
	Name:	Crystal Lieu
	Title:	Interim Chief Accounting Officer

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed Herewith
2.1#	Asset Purchase Agreement, dated as of June 2, 2016, by and between Goodman Networks Incorporated and Dycom Industries, Inc.	8-K	333-186684	2.1	July 12, 2016
2.2#	Amendment No. 1 to Asset Purchase Agreement, dated as of June 2, 2016, by and between Goodman Networks Incorporated and Dycom Industries, Inc.	8-K	333-186684	2.2	July 12, 2016
10.1	Credit and Security Agreement dated as of July 29, 2016, by and among Goodman Networks Incorporated, as borrower, Multiband Field Services, Incorporated and Goodman Networks Services, LLC, as co-borrowers, Midcap Financial Trust, as administrative agent and lender, and the additional lenders parties thereto from time to time.	10-Q	333-186684	10.1	August 15, 2016
10.2	Revolving Loan Note, dated as of July 29, 2016, by and among Goodman Networks Incorporated, Multiband Field Services, Incorporated and Goodman Networks Services, LLC, as borrowers, and Midcap Financial Trust, as lender.	10-Q	333-186684	10.2	August 15, 2016
10.3	Separation Agreement, dated as of August 18, 2016, by and between Goodman Networks Incorporated and Ernest J. Carey.					X
10.4	Separation Agreement, dated as of September 9, 2016, by and between Goodman Networks Incorporated and Joy Brawner.					X
31.1

Certification of the Principal Executive Officer of Goodman Networks Incorporated pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

X
31.2

Certification of the Principal Accounting Officer of Goodman Networks Incorporated pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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