Form 10-Q/A
period 2016-09-30
Goodman Networks Inc
filed 2016-11-15
CIK 1335982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q /A

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

Explanatory Note

We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 that was originally filed with the Securities and Exchange Commission on November 14, 2016 (the “Form 10-Q”).  This Amendment No.1 is being filed solely for the purpose of filing corrected certifications set forth in Exhibits 31.1, 31.2 and 32.1. This Amendment No. 1 amends and restates Exhibit 31.1 and 32.1 in their entirety, removes Exhibit 31.2 and includes updated Exhibits 31.1 and 32.1. No other information in the Form 10-Q is amended hereby.

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
31.1

Certification of the Principal Executive Officer and  Principal Financial Officer of Goodman Networks Incorporated pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

X
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Executive Officer and Principal Financial Officer of Goodman Networks Incorporated.					X
101.INS *	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Calculation Linkbase Document.
101.LAB*	XBRL Taxonomy Label Linkbase Document.
101.PRE*	XBRL Taxonomy Presentation Linkbase Document.
101.DEF*	XBRL Taxonomy Definition Linkbase Document.

#

Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K.  Goodman Networks Incorporated hereby undertakes to furnish supplementally copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.

* Previously Filed